Form 10-Q
period 2005-09-30
MEXICAN RAILWAY TRANSPORTATION GROUP
filed 2005-11-15
CIK 1055291

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
FORM 10-Q
SEPTEMBER 30, 2005
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Introductory Comments	3

Unaudited Consolidated Balance Sheets — September 30, 2005 and December 31, 2004	4

Unaudited Consolidated Statements of Income — Three and Six Months Ended September 30, 2005 and Three Months Ended March 31, 2005, and Three and Nine Months Ended September 30, 2004	5

Unaudited Consolidated Statements of Cash Flows — Six Months Ended September 30, 2005 and Three Months Ended March 31, 2005 and Nine Months Ended September 30, 2004	6

Unaudited Consolidated Statement of Changes in Stockholders’ Equity — Six Months Ended September 30, 2005 and Three Months Ended March 31, 2005	7

Unaudited Condensed Notes to the Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 6. Exhibits	36

SIGNATURES	37
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 18 U.S.C. 1350
Certification Pursuant to Section 18 U.S.C. 1350

GRUPO TRANSPORTACIÓN FERROVIARIA MEXICANA, S.A. DE C.V. AND SUBSIDIARIES
FORM 10-Q
SEPTEMBER 30, 2005
PART I — FINANCIAL INFORMATION.
ITEM 1. Financial Statements.
Introductory comments.
     The consolidated financial statements included herein have been prepared by Grupo Transportación Ferroviaria Mexicana, S.A. de C.V. (the “Company,” “Grupo TFM,” “we,” “us” or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 20-F for the year ended December 31, 2004 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Consolidated financial statements included in the Company’s Annual Report on Form 20-F were prepared in accordance with International Financial Reporting Standards (“IFRS”), which vary in certain significant respects from U.S. GAAP. Reconciliation of these differences were included in the footnotes to our consolidated financial statements included in the Company’s Annual report, on Form 20-F.
     Due to the acquisition of Grupo TFM by Kansas City Southern (“KCS”) on April 1, 2005, as mentioned in note 3, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three and six months ended September 30, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation by KCS, as more fully described in note 4. Results for the interim periods are not indicative of the results expected for the full year.
     On September 12, 2005, the Company, TFM, and KCS, along with the Mexican holding company Grupo TMM, entered into a settlement agreement with the Mexican government resolving and terminating the controversies and disputes between the companies and the Mexican government concerning the payment of the value added tax (“VAT”) refund to TFM derived from the privatization, and the purchase of the remaining shares of TFM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM, and the Mexican government’s remaining 20% ownership interest in TFM has been eliminated; the potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in TFM, has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to TFM has been satisfied. Part of the value of the VAT refund was used to purchase the TFM shares owned by the Mexican government and to cover taxes related to the settlement. There were no cash payments made by any party under the settlement agreement. In addition, the parties have entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put litigation, and have dismissed all of the existing litigation between the parties.

GRUPO TRANSPORTACIÓN FERROVIARIA MEXICANA, S.A. DE C.V. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in millions of US dollars)

	Successor	Predecessor
	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$40.3	$14.2
Accounts receivable — net	101.3	104.7
Related company receivable	48.1	31.4
Other accounts receivable — net	32.6	59.9
Materials and supplies — net	24.0	21.7
Other current assets	22.9	7.0

Total current assets	$269.2	$238.9
Non current assets:
Property, machinery and equipment — net	583.3	558.7
Concession value — net	1,309.4	1,130.9
Investment	10.0	8.1
Deferred charges	16.5	23.3
Other assets	42.1	6.2
Deferred tax assets	158.5	255.1

Total assets	$2,389.0	$2,221.2

Liabilities and stockholders ´ equity
Current liabilities:
Short-term debt and capital lease due within one year	$103.1	$66.7
Interest payable	30.6	4.1
Accounts payable	120.3	116.3
Related company payable	7.6	3.9
Other current liabilities	26.7	6.7

Total short-term liabilities	$288.3	$197.7
Non current liabilities:
Long-term debt	802.6	840.2
Liability under association in participation agreement	—	118.7
Deferred statutory profit sharing liability	21.8	—
Other non-current liabilities	90.8	25.2

Total long-term liabilities	915.2	984.1

Total liabilities	1,203.5	1,181.8
Minority interest	—	234.6
Stockholders’ equity:
Capital stock	807.0	807.0
Treasury shares	(244.6)	(204.9)
Additional paid in capital	295.6	(17.1)
Retained earnings	327.5	219.8

Total stockholders’ equity	1,185.5	804.8

Total liabilities and stockholders’ equity	$2,389.0	$2,221.2

     See accompanying unaudited condensed notes to these consolidated financial statements.

GRUPO TRANSPORTACIÓN FERROVIARIA MEXICANA, S.A. DE C.V. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions of US dollars, except per share amounts)

	Successor			Predecessor
	Three months	Six months	Three months	Three months	Nine months
	ended September 30,	ended September 30,	ended March 31,	ended September 30,	ended September 30,
	2005	2005	2005	2004	2004
Transportation revenues	$182.8	$366.9	$170.1	$174.5	$526.9

Costs and expenses:
Salaries, wages and employee benefits	30.5	61.7	28.8	29.1	89.7
Purchased services	37.8	71.5	36.8	39.9	125.6
Fuel, material and supplies	29.0	60.0	24.9	22.2	63.4
Other costs	40.5	128.9	31.5	30.9	90.7
Depreciation and amortization	25.9	51.8	22.1	21.8	66.3

Total operating expenses	163.7	373.9	144.1	143.9	435.7

Operating income (loss)	19.1	(7.0)	26.0	30.6	91.2
Interest income	0.3	0.6	0.4	0.2	0.4
Interest expense	(23.8)	(52.1)	(27.4)	(28.3)	(84.2)
Exchange (loss) gain — net	(1.5)	2.8	0.2	2.3	(1.8)

Net financing cost	(25.0)	(48.7)	(26.8)	(25.8)	(85.6)
VAT/Put Settlement gain, net	141.0	141.0	—	—	—
Loss in sale of Mexrail shares	—	—	—	(12.2)	(12.2)
Equity earnings in associates	0.8	1.9	—	(0.9)	(0.4)

Income (loss) before income taxes and minority interest	135.9	87.2	(0.8)	(8.3)	(7.0)
Income tax (benefit) expense	(1.8)	(2.6)	(1.1)	(6.8)	(18.9)

Income (loss) before minority interest	137.7	89.8	0.3	(1.5)	11.9
Minority interest	—	17.8	(0.2)	0.2	(2.6)

Net income (loss) for the period	$137.7	$107.6	$0.1	$(1.3)	$9.3

Net income (loss) per share	$3.18	$4.98	$0.01	$(0.18)	$1.22

     See accompanying unaudited condensed notes to these consolidated financial statements.

GRUPO TRANSPORTACIÓN FERROVIARIA MEXICANA, S.A. DE C.V. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions of US dollars)

	Successor	Predecessor
	Six months	Three months	Nine months
	ended September 30,	ended March 31,	ended September 30,
	2005	2005	2004
Operating activities:
Net income	$107.6	$0.1	$9.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Depreciation and amortization	51.8	22.1	66.3
VAT/Put Settlement gain — net	(141.0)	—	—
Withholding and other taxes	0.3	—	9.0
Deferred income tax	(2.9)	(1.1)	(27.9)
Deferred statutory profit sharing	41.0	0.5	(6.7)
Provisions for doubtful accounts	4.4	0.2	—
Deferred financing costs amortization	4.0	1.6	4.9
Minority interest	(17.8)	0.2	2.6
Equity earnings in associates	(1.9)	—	0.4
Loss on sale of properties and write-off of cost of properties, net	3.4	0.7	2.3
Loss on sale of Mexrail’s shares	—	—	12.2
Other	0.4	(0.1)	(0.1)
Change in assets and liabilities:
Accounts receivable	9.6	(10.7)	(5.5)
Amounts due to/from related parties	(13.1)	0.1	9.6
Other accounts receivable	24.4	3.0	6.7
Materials and supplies	1.3	(3.6)	(7.8)
Other current assets	(1.0)	(3.0)	(11.8)
Accounts payable and accrued expenses	2.5	26.6	22.6
Other long-term assets and liabilities	(23.5)	(0.7)	(10.4)

Total adjustments	(58.1)	35.8	66.4

Net cash provided by operating activities	49.5	35.9	75.7

Investing activities:
Proceeds from sale of Mexrail’s shares	—	—	27.1
Acquisitions of property and equipment	(31.1)	(9.2)	(33.6)
Proceeds from sale of properties	0.2	0.2	0.4

Net cash used in investing activities	(30.9)	(9.0)	(6.1)

Financing activities:
Proceeds from commercial paper	—	—	10.0
Proceeds from senior notes	460.0	—	—
Payment of senior discount debentures	(443.5)	—	—
Payment of term loan	(30.9)	(35.5)	(71.1)
Proceeds of bridge loan	30.9
Payments under capital lease obligations	(0.3)	(0.1)	(0.3)

Net cash provided by (used in) financing activities	16.2	(35.6)	(61.4)

Increase (decrease) in cash and cash equivalents	34.8	(8.7)	8.2
Cash and cash equivalents:
Cash and cash equivalents at beginning of the period	5.5	14.2	3.6

Cash and cash equivalents at end of the period	$40.3	$5.5	$11.8

     See accompanying unaudited condensed notes to these consolidated financial statements.

GRUPO TRANSPORTACIÓN FERROVIARIA MEXICANA, S.A. DE C.V. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in millions of US dollars)

		Treasury	Additional	Retained
	Common stock	shares	paid in capital	earnings	Total
Predecessor
Balance at December 31, 2004	$807.0	(204.9)	(17.1)	219.8	804.8
Net income for the period				0.1	0.1

Balance at March 31, 2005	807.0	(204.9)	(17.1)	219.9	804.9
Successor
Push down of additional basis from acquisition by shareholders		(39.7)	312.7		273.0
Net income for the period				107.6	107.6

Balance at September 30, 2005	$807.0	(244.6)	295.6	327.5	1,185.5

     See accompanying unaudited condensed notes to these consolidated financial statements.

GRUPO TRANSPORTACIÓN FERROVIARIA MEXICANA, S.A. DE C.V. AND SUBSIDIARIES
UNAUDITED CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Amounts in millions of US dollars, except number of shares)
1. Interim Financial Statements and Basis of Presentation.
     In the opinion of the management of Grupo TFM, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Grupo TFM and its subsidiaries as of September 30, 2005 and December 31, 2004, the results of its operations for the three months ended March 31, 2005 and for the three and six months ended September 30, 2005 and the three and the nine months ended September 30, 2004, its cash flows for the three months ended March 31, 2005 and the six months ended September 30, 2005 and the nine months ended September 30, 2004, and its changes in stockholders’ equity for the three months ended March 31, 2005 and the six months ended September 30, 2005. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The results of operations for the three months ended March 31, 2005 and three and six months periods ended September 30, 2005, are not indicative of the results to be expected for the full year 2005. For information regarding the Company’s significant accounting policies and estimates, see note 5 to these condensed notes to the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.
     Due to the acquisition of Grupo TFM by KCS on April 1, 2005, as mentioned in note 3, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the six months ended September 30, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in note 4. Results for the interim periods are not indicative of the results expected for the full year.
2. Description of the Company.
     Grupo TFM, a sociedad anónima de capital variable (variable capital corporation) incorporated under Mexican law on July 12, 1996 for a term of 99 years, for the purpose of participating in the privatization of the Mexican railroad system. Grupo TFM is a non-operating holding company, domiciled in Mexico, D.F., its principal asset being the stock of TFM, S.A. de C.V., or TFM. In December 1996, Grupo TFM was awarded the right to acquire 80.0% of the outstanding share capital of TFM (representing 100.0% of TFM’s unrestricted voting shares). The acquisition of those shares by Grupo TFM from the Mexican government for a total purchase price of $1,407.1 million was completed on June 23, 1997. At that time, the TFM shares were delivered to Grupo TFM, rolling stock and related railroad assets were delivered by the Mexican government to TFM, and TFM’s concession to operate its rail lines took effect. In connection with the closing of the acquisition, the Mexican government retained a 20.0% equity interest in TFM, consisting of restricted voting shares. Grupo TFM is a 100.0% indirectly owned subsidiary of Kansas City Southern (“KCS”).
     TFM S.A. de C.V., or TFM, is owned 100.0% by Grupo TFM and its affiliate, Arrendadora TFM, S.A. de C.V. TFM is a sociedad anónima de capital variable (variable capital corporation) incorporated under Mexican law for a term of 99 years. On December 2, 1996, the Mexican government granted TFM a 50-year concession, renewable subject to certain conditions for additional periods of up to 50 years, to provide freight transportation services over rail lines running through the North and Central portions of Mexico and agreed to transfer to TFM related railroad equipment and other assets as well as 25.0% of the share capital of Mexico Valley Railroad and Terminal (“FTVM”). The concession gives TFM the exclusive right to provide freight transportation services over the Northeast Rail Lines for the initial 30 years of its 50-year concession, subject to the terms and provisions contained in the concession, including provisions for trackage rights to be granted to other Mexican rail operators. TFM has a non-exclusive right to provide such services for the remainder 20 years of the concession. TFM commenced operations on June 24, 1997.
     Arrendadora TFM, S.A. de C.V., or Arrendadora TFM, TFM’s 98%-owned subsidiary, was incorporated on September 2002 as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico for a term of 99 years. Its only operation is the leasing to TFM of the locomotives and freight cars acquired by TFM through the privatization and subsequently transferred by TFM to Arrendadora TFM.
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
3. Change in Control and Loss of Foreign Private Issuer Status.
     On April 1, 2005, KCS and Grupo TMM, S.A. (“Grupo TMM”), completed a transaction under which KCS acquired control of Grupo TFM through the purchase of shares of the common stock of Grupo TFM belonging to Grupo TMM, representing a 48.5% effective interest (51% of the shares of Grupo TFM entitled to full voting rights) (“Acquisition Agreement”). As a result of the acquisition and the subsequent purchase and reduction of the Mexican government’s ownership of TFM, KCS has controlled TFM since April 1, 2005 and indirectly owned 100.0% of the common stock of TFM since September 12, 2005.
     With the change in control of Grupo TFM and TFM, we have ceased to qualify as a foreign private issuer for purposes of our reporting obligations to the Securities and Exchange Commission, or (the “SEC”). We have begun filing current reports on Form 8-K and quarterly reports on Form 10-Q and annual reports on Form 10-K (beginning with respect to fiscal year 2005) containing financial statements prepared in accordance with U.S. GAAP.
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
     KCS and we completed a preliminary evaluation of the fair value of the assets and liabilities of Grupo TFM. In connection with the evaluation of the fair value of our assets and liabilities, certain assets were identified as having little or no value to KCS as the acquiring company. Because KCS acquired only 48.5% of Grupo TFM (or 38.8% of TFM) in this transaction, the allocation of the excess purchase price over the book value of net assets was limited to the acquired percentage. Accordingly, any reduction in the value of an asset of Grupo TFM was limited to the acquired percentage and the residual was charged to expense.
     As a result of push down accounting excess of the KCS purchase price over the book value of the shares acquired, was $199.6 million, was recorded as an increase to equity. KCS has also pushed down it’s difference in the carrying value of its previous investment over the book value of Grupo TFM of $13.7 million. In combination, this represents an increase to equity ($213.3 million) and such increase was allocated in our assets and liabilities based on their fair value.
     Significant components of the distribution of the $213.3 million adjustment to reflect fair value are as follows:

Increase in property, machinery and equipment	$37.2
Increase in concession value	311.6
Decrease in deferred income tax assets	(88.2)
Decrease of deferred employee statutory profit sharing asset	(22.5)
Decrease of other current and noncurrent assets	(44.6)
Goodwill	19.8

Total	$213.3

     Grupo TFM operating expenses include $39.5 million relating to decreases in the basis of certain assets, the most significant of which was the write off of deferred employee statutory profit sharing assets of approximately $35.6 million as a result of recent legal rulings in Mexico. A total of $15.9 million of these operating expenses were allocated to Grupo TFM’s minority interest.

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

     The allocation of the purchase price above reflects preliminary estimates to various amounts which are subject to change as KCS and we obtain additional information relating to the fair values of our assets and liabilities. The preliminary purchase price allocation reflects $11.5 million relating to estimated severance and relocation costs. The preliminary allocation of the purchase price described above did not include any amounts related to pre-acquisition contingencies regarding the VAT refund claim or the Mexican government’s put rights, discussed in the following paragraphs.
     September 12, 2005 Completion of VAT/Put Settlement. On September 12, 2005, KCS and its subsidiaries, TFM and Grupo TFM, along with Grupo TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a VAT refund to TFM and the obligation to purchase the remaining shares of TFM owned by the Mexican government (the “VAT/Put Settlement”). As a result of the VAT/Put Settlement, KCS and its subsidiaries now own 100% of Grupo TFM and TFM shares; the potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% ownership of TFM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to TFM has been satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties.
     The VAT/Put Settlement had two separate impacts — first, the resolution of a preacquisition contingency related to the April 1, 2005 transaction and second, TFM’s acquisition of the minority interest held by the Mexican government.
     Resolution of pre-acquisition contingencies.
     Both the VAT refund claim and the Mexican government’s put rights were pre-acquisition contingencies, accordingly the impact of the acquired asset and the resulting liability have been reflected as adjustments to the preliminary purchase accounting described above. Because there is no market for TFM stock, management assessed the fair value of the government’s shares acquired in the settlement to be properly estimated as the pro rata equivalent of the fair value of Grupo TFM stock, paid to Grupo TMM under the Acquisition Agreement. Based on this assessment, the fair value of the Mexican government’s shares was determined to be $305.5 million.
     Under the terms of the Acquisition Agreement, KCS acquired Grupo TMM’s 51% interest in the VAT refund claim as settled. Accordingly, the preliminary purchase accounting for the Grupo TFM acquisition has been adjusted to reflect as an asset the fair value of the acquisition of Grupo TMM’s proportionate share of the VAT refund claim of $155.8 million.
     The VAT/Put Settlement also resolved the contingency surrounding the payment of additional purchase price of $110.0 million payable by KCS to Grupo TMM, the payment of which will be in three parts: (i) $35.0 million in stock (shares to be determined based on the VWAP 20 days prior to the settlement); (ii) $35.0 million in cash at time of final closing of the transaction; and (iii) an additional $40.0 million in stock (shares to be determined based on the VWAP 20 days prior to the settlement) payable no more than five years from the final closing date. The liability is non-interest bearing, therefore it has been recorded at its present value based on a 5.0% discount rate, consistent with the stated rate of similar interest bearing notes in the Acquisition Agreement. Accordingly, at September 30, 2005, the Company has recorded as additional paid in capital in the amount of the discounted value additional consideration payable by KCS’s to Grupo TMM of $99.5 million.
     The above results in the following adjustments to the preliminary purchase accounting (in millions):

Increase in VAT Receivable	$155.8
Additional paid in capital	(99.5)
Decrease in property and equipment and concession assets	(0.4)
Increase in deferred income tax and deferred profit sharing	(36.1)
Decrease in goodwill	(19.8)

Net Adjustment	$—

     The remaining fair value of the Mexican government’s shares obtained in the VAT/Put Settlement, approximately $141.0 million, is attributable to the previously existing 49% KCS interest in Grupo TFM and has been recorded as non operating income and is presented net of applicable legal, consulting and other fees of approximately $8.7 million, which became payable on successful completion of the VAT/Put Settlement.
TFM Acquisition of Mexican government Shares
     In connection with the VAT/Put Settlement, TFM acquired the Mexican government’s interest. The acquisition of the TFM shares was recorded under the purchase method of accounting whereby any excess of fair market value over the net tangible and intangible assets is recorded as goodwill. In this transaction, the aggregate carrying value of $375.6 million for the Mexican government shares (23.9% effective ownership — consisting of minority interest of $256.9 million and the Association in Participation Agreement with a book value of $118.7 million) exceeded the estimated fair value of this interest of $305.5 million representing the purchase price. This excess of carrying value over the purchase price (fair value of the VAT refund claim) of the assets resulted in a net decrease in the basis of the assets of approximately $70.1 million.
     Significant components of the distribution of the $70.1 million adjustment to reflect fair value are as follows:

Decrease in property and equipment	$(10.3)
Decrease in concession value	(83.4)
Increase in deferred income tax assets and deferred profit sharing-net	50.2
Decrease in other current and noncurrent assets	(26.6)

Total	$(70.1)

     The following table summarizes the effects of the push down of the additional basis to the assets and liabilities, assumed at the date of acquisition as adjusted for the above impacts of the VAT/Put Settlement.
Grupo TFM
As of September 30, 2005
(Dollars in millions)

Current assets	$269.2
Property, machinery and equipment	583.3
Concession	1,309.4
Other assets	227.1

Total assets acquired	$2,389.0

Current liabilities	$288.3
Long-term debt	802.6
Other liabilities	112.6

Total liabilities acquired	$1,203.5

The allocation of the purchase price above reflects preliminary estimates to various amounts which are subject to change as we obtain additional information relating to our fair values of assets and liabilities.
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
     a. Consolidation.
     The consolidated financial statements include subsidiaries which are fully consolidated from the date on which control is transferred to Grupo TFM.
     Subsidiaries.
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
     Associates.
     Associates are all entities over which Grupo TFM has significant influence but not control, generally accompanying a shareholding of between 20% and 50% of the voting rights. Investments in associates are accounted for by the equity method of accounting and are initially recognized at cost.
     TFM’s 25% interest in FTVM is accounted for using the equity method of accounting.
     When Grupo TFM’s share of losses in an associate equals or exceeds its investment in the associate, including any other unsecured receivables, the group does not recognize further losses, unless it has incurred obligations or made payments on behalf of the associate.
     Unrealized gains on transactions between Grupo TFM and its associates are eliminated to the extent of Grupo TFM’s interest in the associates. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.
     b. Foreign currency translation.
     Although Grupo TFM and its subsidiaries are required to maintain their books and records in Mexican pesos (“Ps”) for tax purposes, except Mexrail and its subsidiary until August 2004, Grupo TFM and subsidiaries keep records and use the US dollar as their functional and reporting currency, as the US dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity.
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
     c. Cash and cash equivalents.
     Cash and cash equivalents represent highly liquid interest-bearing deposits and investments with an original maturity of less than three months.
     d. Accounts receivable.
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
     e. Materials and supplies.
     Materials and supplies, consisting mainly of fuel and items for maintenance of property, machinery and equipment, are valued at the lower of the average cost and net realizable value.
     f. Concession rights and related assets.
     Costs incurred by the Company to acquire the concession rights and related assets were capitalized and are amortized over the estimated useful lives of the related assets and rights acquired. The initial purchase price to acquire the concession rights and related assets was allocated to the identifiable assets acquired and liabilities assumed in connection with the privatization process based on their estimated fair value and has been adjusted as described in note 4.
     The assets acquired and liabilities assumed include:
     (i) The tangible assets acquired pursuant to the asset purchase agreement, consisting of locomotives, freight cars and materials and supplies;
     (ii) The rights to utilize the right of way, track structure, buildings and related maintenance facilities of the TFM lines;
     (iii) The 25% equity interest in the company established to operate FTVM facilities; and
     (iv) Capital lease obligations assumed.
     Replacements and improvements to concession assets are capitalized when incurred.
     g. Property, machinery and equipment.
     Machinery and equipment acquired through the asset purchase agreement were initially recorded at their estimated fair value. Subsequent acquisitions are stated at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the respective fixed assets.
     Concession and improvements are stated at cost. Major repairs and track rehabilitation are capitalized. Amortization is calculated using the straight-line method based on the estimated useful lives of the respective improvements or, the term of the concession, if shorter.
     Recurring maintenance and repair expenditures are charged to operating expenses as incurred. The cost of rebuilding locomotives is capitalized once the expenditure is incurred and is amortized over the period in which benefits are expected to be received (estimated to be eight years).

     h. Deferred income taxes.
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
     i. Employees’ statutory profit sharing.
     Employees’ statutory profit sharing is determined at the statutory rate of ten percent (10%) of taxable income, adjusted as prescribed by Mexican law.
     j. Borrowings.
     Borrowings are recognized at the face amount of the debt issued, minus any discount or plus any premium. Borrowings are subsequently stated at amortized cost using the effective yield method. Discounts, premiums and transaction costs associated with the issuance of the debt are amortized and recognized in the income statement as interest expense over the period of the borrowings.
     k. Seniority premiums.
     Seniority premiums to which employees are entitled upon termination of employment after 15 years of service are expensed in the years in which the services are rendered. At September 30, 2005 and at December 31, 2004, the Company had a provision of $1.1 million and $1.0 million, respectively, which is included in other non-current liabilities in the consolidated balance sheets.
     Other compensation based on length of service to which employees may be entitled in the event of dismissal, in accordance with the Mexican Federal Law, is charged to expense in the year in which they become payable.
     l. Revenue recognition.
     Revenue comprises the fair value for services, net of rebates and discounts and after the elimination of revenue within subsidiaries. Revenue is recognized proportionally as a shipment moves from origin to destination.
     m. Leases.
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

     n. Minority interest.
     Before September 12, 2005, minority interest reflects the Mexican government’s 20% ownership of TFM which includes its 4.9% indirect ownership interest in Grupo TFM through TFM through the date of the VAT/Put Settlement. In connection with the VAT/Put Settlement dated on September 12, 2005, the Minority interest has been eliminated.
     o. Net income (loss) per share.
     Net income (loss) per share is calculated based on the weighted average number of shares outstanding during the period. There are no potentially dilutive instruments outstanding, therefore basic and diluted earning per share are the same.
     p. Use of estimates.
     The preparation of the consolidated financial statements requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.
     q. Accruals.
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
     r. Share capital.
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
     Where any subsidiary purchases Grupo TFM equity share capital (Treasury shares), the consideration paid, including any directly attributable incremental costs (net of income taxes), is deducted from equity attributable to the equity holders until the shares are cancelled, reissued or disposed of. Where such shares are subsequently sold or reissued, any consideration received, net of any directly attributable incremental transaction costs and the related income tax effects, is included in equity attributable to the equity holders.
     s. Financial instruments and hedging activities.
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
     t. Segments.
     Grupo TFM is organized into one business segment (railways) and operates in one geographical segment (Mexico).
     u. Financial risk management.
     Foreign exchange risk — TFM operates internationally and is exposed to foreign currency exchange rate risk arising from exposure primarily with respect to the Mexican peso. TFM occasionally enters into derivative instruments to cover a portion of this risk. These contracts meet TFM’s policy for financial risk management, however, they do not meet the conditions to qualify for hedge accounting. Consequently, the instruments are marked to market and accordingly, gains and losses related to such transactions are recognized in the income statement.
     Interest-rate risk — TFM’s income and operating cash flows are substantially independent of changes in market interest rates. The interest rates of the capital leases to which TFM is a lessee are fixed at the inception of the lease. TFM’s policy is to maintain at least 75% of its borrowings in fixed-rate instruments. At year end December 31, 2004 and as of September 30, 2005, 85% and 89%, respectively of borrowings were at fixed rates.
     v. Concentration of risk
     Over 16.7% of TFM’s transportation revenues are generated by the automotive industry, which is made up of a relatively small number of customers. In addition, TFM’s largest customer accounted for approximately 7% of its transportation revenues in 2004. TFM performs ongoing credit valuations of its customers’ financial conditions and maintains a provision for allowance of those receivables. As of September 30, 2005, we have no customers which represent more than 10% of our revenues.
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
7. Financing.

	September 30,	December 31,
	2005	2004
Short-term debt:
Bridge loan (6)	$31.0
Current portion of long-term debt:
First Amended and Restated Credit Agreement (1)	67.5	$66.3

	September 30,	December 31,
	2005	2004
Capital lease	0.4	0.4
Current portion of fair value adjustment arising from push down accounting	4.2	—

Total	$103.1	$66.7

	September 30,	December 31,
	2005	2004
Long-term debt:
Senior notes due 2007 (2)	$150.0	$150.0
Senior discount debentures (3)	—	443.5
Senior notes due 2012 (4)	178.3	178.1
Senior notes due 2012 (5)	460.0	—
First Amended and Restated Credit Agreement (1)	—	67.3
Capital lease	1.0	1.3

	789.3	840.2
Non current portion of fair value adjustment arising from push down accounting	13.3	—

Total	$802.6	$840.2

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
     The average interest rate for the six months ended September 30, 2005 was 5.28% for the dollar portion due 2005 and 6.03% for the dollar portion due 2006, and 11.85% for the peso portion due 2005 and 12.58% for the peso portion due 2006. Interest expense related to the term loan facility amounted to $2.0 million for the three months ended September 30, 2005.

     Waiver and Amendment to Credit Agreement
     As of April 18, 2005, TFM entered into a Waiver and Amendment Agreement. The Waiver and Amendment allowed TFM to issue the Senior notes due 2012 in a principal amount in excess of the principal amount of Senior discount debentures outstanding and to use the amount of proceeds from the private placement of the Senior notes due 2012 in excess of the principal amount of the Senior discount debentures outstanding to pay accrued and unpaid interest on the Senior discount debentures repurchased or redeemed, pay the fees of the underwriter associated with the issuance of the Senior notes due 2012 and the tender offer for the Senior discount debentures, pay the premium related to the tender offer and to pay certain other expenses relating to the tender offer and the issuance of the Senior notes due 2012. The Waiver and Amendment also amended the credit agreement to allow TFM to borrow up to $25 million from KCS, on a fully subordinated basis.
     (2) Senior notes due 2007
     In June, 1997 the Company issued US dollar denominated securities bearing interest semiannually at a fixed rate of 10.25% and maturing on June 15, 2007. Interest expense related with the Senior notes due 2007 amounted $16.7 million, for the year ended December 31, 2004 and $4.1 million, for the three months ended September 30, 2005.
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
     TFM received the requisite consents to amend the indenture for the Senior discount debentures and thereby eliminated substantially all of the restrictive covenants included therein and reduced the minimum prior notice period with respect to a redemption date for outstanding Senior discount debentures from 30 days to 3 days. TFM called for redemption of its outstanding Senior discount debentures that were not tendered in TFM’s tender offer and on April 29, 2005, paid an aggregate of $60.0 million, including principal and interest, to the holders of such Senior discount debentures. Therefore, as of September 30, 2005, there are no Senior discount debentures outstanding.
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
     Interest expense related to the Senior notes due 2012 amounted to $27.3 million, for the year ended December 31, 2004 and $6.4 million, for the three months ended September 30, 2005.
     (5) Senior notes due 2012
     TFM issued $460.0 million principal amount of 9 3/8% Senior notes due 2012, or the 9 3/8% Notes, in April 2005. The 9 3/8% Notes are denominated in US dollars, bear interest semiannually at a fixed rate of 9 3/8% and mature on May 1, 2012. The 9 3/8% Notes are redeemable, at TFM’s option, in whole at any time or in part from time to time, on and after May 1, 2009, upon not less than 30 nor more than 60 days notice. Subject to certain conditions, up to 35% of the principal amount of the 9 3/8% Notes is redeemable prior to May 1, 2008. In addition, the 9 3/8% Notes are redeemable, in whole but not in part, at TFM’s option at 100% of their principal amount, together with accrued interest, in the event of certain changes in the Mexican withholding tax rate.
     Interest expense related to the 9 3/8% Notes amounted to $11.7 million, for the three months ended September 30, 2005.
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
     Interest on each exchange note will accrue from the last interest payment date on which interest was paid on the 9 3/8% Notes surrendered in exchange therefore or, if no interest has been paid on such 9 3/8% Note, from the date of its original issue. Under certain circumstances, TFM would be required to file a shelf registration statement covering resale of the 9 3/8% Notes. If TFM does not complete the registered exchange offer or any required shelf registration statement is not declared effective, as required by the Registration Rights Agreement, additional interest of 0.25% will accrue on the 9 3/8% Notes and exchange notes until such registration defaults have been cured.
     The above description of the Registration Rights Agreement is qualified in its entirety by reference to the terms of the Registration Rights Agreement, filed as Exhibit 4.1 to TFM’s Form 8-K filed with the SEC on April 25, 2005.
     (6) Bridge Loan
     The Bridge Loan Agreement was entered into as of September 15, 2005 with BBVA Securities Inc., and Bank of America Securities LLC setting forth the general terms and conditions of a certain facility, subject to the conditions of a certain Commitment Letter, for the purpose of making funds available to the TFM’ loans to be used by TFM to pay the September 2005 amortization payment under the US$186.4 million First Amended and Restated Credit Agreement, dated as of June 24, 2004, between the Company, JP Morgan Chase Bank, N.A., as a administrative agent and certain banks. The principal amount of the Bridge Loan at September 30, 2005 was $30.9 million.
2005 TFM Credit Agreement
     On October 24, 2005, TFM entered into a new credit agreement, or the 2005 TFM Credit Agreement, in an aggregate amount of up to US$106,000,000 with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, and the other lenders named in the 2005 TFM Credit Agreement. Proceeds from the credit facility were used by TFM to pay all amounts outstanding under the Bridge Loan Agreement, dated September 15, 2005, and all remaining amounts outstanding under the $186.4 million Credit Agreement, dated June 24, 2004. The maturity date for the 2005 TFM credit agreement is October 28, 2008. The 2005 TFM Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, our capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, TFM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default would trigger acceleration of the time for payment of any amounts outstanding under the 2005 TFM Credit Agreement.
     Covenants
     The agreements related to the above-mentioned loans include certain affirmative and negative customary covenants and require us to maintain certain financial ratios. Grupo TFM and its subsidiaries were in compliance with these covenants as of December 31, 2004. As of October 24, 2005, the Company prepaid the First Amendment and Restated Credit Agreement, therefore, all obligations under such agreement were terminated, including certain restricted covenant financial ratios that as of September 30, 2005 were not in compliance. Furthermore, on October 24, 2005 the Company entered in the 2005 TFM Credit Agreement which includes certain covenants and financial ratios.
     Maturities of long-term debt, including unamortized discounts of $1.6 million but without any future interest payments, is as follows:

September 30,
2005
2007	150.3
2008	0.3
2009	0.3
2010	—
2011 and thereafter	640.0

Total	$790.9

8. Balances with related parties.
     Related parties balances as of September 30, 2005 and December 31, 2004, are as follows:

	September 30,
	2005	December 31, 2004
Accounts receivable:
Tex-Mex Railway	$0.2
KCS — receivable related to Mexrail (1)	31.4	$31.4
KCS	15.7	—
FTVM	0.8	—

Total	$48.1	$31.4

Accounts payable:
KCS	$7.6	$0.7
FTVM	—	3.1
Tex-Mex Railway	—	0.1

Total	$7.6	$3.9

(1)	Call option related to the remaining 49% interest in Mexrail.
     9. Liability under Association in Participation Agreement.
     On June 23, 1997, Grupo TFM, as associator, and TFM, as associated, entered into an Association in Participation Agreement under which TFM has the right to participate in the profit, or losses, as the case may be, derived from the sale by Grupo TFM of $469.3 million of TFM’s shares. The sale of the shares covered by this agreement was to have been made no later than the fifteenth anniversary of the date of this agreement unless otherwise agreed to by Grupo TFM and TFM. In exchange, TFM transferred to Grupo TFM an amount equal to $593.4 million, which Grupo TFM used to make the second payment of the stock purchase agreement. Following the VAT/PUT Settlement on September 12, 2005, the Mexican government minority interest, including any interest under the Association in Participation Agreement, has been eliminated. (See footnotes 3 and 4)
     10. Stockholders’ equity.
     After the acquisition by KCS on April 1, 2005 and the VAT/Put Settlement on September 12, 2005, the following table sets forth information as of September 30, 2005, with respect to the ownership of Grupo TFM’s Series A shares, without par value, and Grupo TFM’s Series L shares, without par value:

	Series “A”		Series “L”
Stockholder	Number of Shares	Percent	Number of Shares	Percent
Kara Sub, Inc.*	10,797,474	25%	—	—
KCS Investment I, Ltd.*	10,797,474	25%	—	—
Caymex Transportation, Inc.*	450,499	1%	—	—
Nafta Rail S.A. de C.V.*	21,180,920	49%	—	—
TFM*	—	—	14,124,435	100%

Total	43,226,367	100%	14,124,435	100%

*	Entities controlled by KCS.
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

     11. Other costs.

	Successor		Predecessor
	Three months ended	Six months ended	Three months	Three months ended	Nine months ended
	September 30,	September 30,	ended March 31,	September 30,	September 30,
	2005	2005	2005	2004	2004
	(unaudited)		(unaudited)
Car hire-net	$12.8	$24.6	$8.6	$10.4	$27.5
Rents other than car hire	13.9	29.7	13.8	11.9	36.7
Casualties and insurance	4.7	11.8	2.2	3.1	9.8
Statutory profit sharing	2.3	41.0	0.5	(1.8)	(6.7)
Other costs	6.8	21.8	6.4	3.9	10.5

TFM	40.5	128.9	31.5	27.5	77.8
Tex-Mex	—	—	—	3.4	12.9

Total	$40.5	$128.9	$31.5	$30.9	$90.7

     12. Income tax, asset tax and tax loss carryforwards.
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
     A) Value Added Tax (“VAT”) Lawsuit and Mexican Government Put.
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
     On September 12, 2005, we, Grupo TFM, and KCS, along with the Mexican holding company Grupo TMM, entered into a settlement agreement with the Mexican government resolving and terminating the controversies and disputes between the companies and the Mexican government concerning the payment of the VAT refund to us derived from the privatization, and the purchase of the remaining shares of TFM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of TFM and us, and the Mexican government’s remaining 20% ownership interest in us has been eliminated;

the potential obligation of KCS and Grupo TFM to acquire the Mexican government’s remaining 20% interest in us, has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to us has been satisfied. There were no cash payments made by any party under the settlement agreement. In addition, the parties have entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put litigation, and have dismissed all of the existing litigation between the parties.
     As a result of the final resolution of our VAT claim, KCS is obligated to make a contingency payment of up to $110 million to Grupo TMM in accordance with the terms of the December 15, 2004 Acquisition Agreement in a combination of stock, notes and cash.
     B) Ferrocarril Mexicano, S. A. de C. V. (“Ferromex”) disputes.
     Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services. TFM and Ferromex have both initiated administrative proceedings seeking a determination by the Ministry of Transportation of the rates that we should pay each other in connection with the use of trackage and haulage rights, and interline and terminal services. The Ministry of Transportation, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights, and on August 5, 2002, issued a ruling setting the rates for interline and terminal services. TFM and Ferromex appealed both rulings and after three years of proceedings, TFM obtained, on April 11, 2005, a ruling from an administrative and tax court declaring both of the Ministry of Transportation’s rulings void. We believe that even if the rates set in 2002 become effective there will be no material adverse effect on our results of operations.
     In addition, in April 2004, Ferromex initiated another civil proceeding against TFM relating to the payments that TFM and Ferromex are required to make for interline services. The proceeding is ongoing.
     On June 30, 2005, the Federal Court ruled in favor of TFM by dismissing a claim which had been brought by Ferromex in a civil proceeding initiated by Ferromex in September 2001, in which Ferromex sought payment for TFM’s exercise of trackage and haulage rights and interline services. TFM will seek to recover legal costs and expenses from Ferromex.
     Disputes Relating to the Exercise of Our Trackage Rights to Ferromex’s Rail Lines. In July and October 2001, TFM initiated administrative proceedings seeking the imposition of sanctions on Ferromex for violations of our trackage rights on the route from Celaya to Silao, which is the site of a General Motors Corporation auto assembly facility. In September 2005, was resolved the amparo proceeding in which the administrative court order to the Ministry of Transportation to go on with the sanction proceeding against Ferromex. These administrative proceedings were followed by judicial proceedings on TFM’s part. In August 2003, TFM initiated judicial proceedings seeking the imposition of sanctions on Ferromex for violations of our trackage rights on the route to the Altamira port, in October 17, 2005, an administrative Court rule that there was non Ficta negative so the Ministry of Transportation most go on with the sanction proceeding against Ferromex. In October 2004, TFM initiated judicial proceedings against the Ministry of Transportation seeking a review of the July 2004 determination of our trackage rights in Guadalajara. The above proceedings are ongoing.
     In August 2002, the Ministry of Transportation issued rulings determining Ferromex’s trackage rights in Monterrey and TFM’s trackage rights in Altamira. TFM and Ferromex both appealed the Ministry of Transportation’s rulings. At the administrative federal court level, TFM obtained favorable rulings in both cases, Ferromex appealed these rulings by initiating amparo proceedings against TFM.
     In connection with the Altamira proceedings, on August 10, 2005 a Collegiate Court issued a ruling granting the amparo to Ferromex. As a consequence of the ruling granting the amparo to Ferromex, the Administrative Federal Court determined to leave without merit its previous resolution and issued a new one, in which it declared the nullity and voidance of the Official Writ issued by the Ministry of Transportation and ordered the Ministry of Transportation to issue a new resolution stating that Trackage Right PN-10 did not include the Port of Altamira, as had been declared by the Collegiate Court.
     In connection with the Monterrey proceedings, the amparo petition filed by Ferromex against the Administrative Federal Court’s ruling in our favor is still pending.
     C) Commercial Suit.
     On December 3, 2004, the Mexican government filed a commercial lawsuit against TFM, Grupo TFM, TMM and KCS with a Mexican federal civil court. In the lawsuit, the Mexican government has requested a finding from the court as to whether the defendants had complied with all of their legal obligations arising out of the process of privatization of the Mexican National Railway (Ferrocarriles Nacionales de Mexico), in particular, those related to the purchase by Grupo TFM of the 20% limited voting stock that the Mexican government holds in TFM (the “Put shares”). This suit was resolved as part of the September 12, 2005 Settlement Agreement, and was dismissed by the Court with prejudice on September 26, 2005.
     D) 1997 Tax Audit Summary.
     TFM was served on January 20, 2004 with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund claim and depreciation of the TFM concession title, and the assets reported on TFM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the VAT Certificate pending resolution of the audit. TFM has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities. On March 16, 2005, TFM was notified by the Mexican Fiscal Administration Service (“Servicio de Administracion Tributaria” or the “SAT”) that it had finished its audit of TFM’s 1997 tax returns. In the notice, the SAT affirmed its preliminary findings described above and continued the attachment of the Special Certificate. The SAT failed to assess taxes or penalties within the time allowed by law, which failure rendered the entire audit process and findings null, void and without any legal effect.
     E) Other.
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
     14. Subsequent event.
2005 TFM Credit Agreement.
     On October 24, 2005, TFM entered into a new credit agreement, or the 2005 TFM Credit Agreement, in an aggregate amount of up to US$106,000,000 with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, and the other lenders named in the 2005 TFM Credit Agreement. Proceeds from the credit facility were used by TFM to pay all amounts outstanding under the Bridge Loan Agreement, dated September 15, 2005, and all remaining amounts outstanding under the $186.4 million Credit Agreement, dated June 24, 2004. The maturity date for the 2005 TFM credit agreement is October 28, 2008. The 2005 TFM Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, our capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, TFM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default would trigger acceleration of the time for payment of any amounts outstanding under the 2005 TFM Credit Agreement.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Corporate Overview.
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
     We believe our rail lines comprise the most strategically significant and most actively travelled rail corridor in Mexico. Our rail lines connect the most populated and industrialized regions of Mexico with the principal border gateway between Mexico at Nuevo Laredo, Tamaulipas and the U.S. at Laredo, Texas. In addition, we serve three of Mexico’s most important seaports at Veracruz and Tampico on the Gulf of Mexico and Lázaro Cárdenas on the Pacific Ocean. As a result, we believe our routes are integral to Mexico’s foreign trade.
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
EXECUTIVE SUMMARY.
Overview.
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
     Lastly, our results for the three and six periods ended September 30, 2005 also reflect the impacts of push down accounting resulting from the acquisition of control of the Company by KCS on April 1, 2005.

Critical Accounting Policies.
     Set forth below is a description of certain key accounting policies on which our financial condition and results of operations are based. These key accounting policies most often involve complex matters or are based on subjective judgments or decisions. In the opinion of our management, our most critical accounting policies are those related to revenue recognition, financial statement translations into US dollars, derivatives fair value, deferred income taxes and employees’ statutory profit sharing. These policies are discussed in the Company’s Annual Report on Form 20-F under IFRS accounting and Note 5 to the accompanying financial statements. As for differences between these policies and those under U.S. GAAP, we discuss below the policies for deferred income taxes and employees’ statutory profit sharing.
     Deferred income taxes. We apply the provisions SFAS No. 109, Accounting for Income Taxes, which is the liability method. Since commencement of our operations, although we have generated book profits, we have incurred tax losses due primarily to the accelerated tax amortization of our concession rights. We have recognized a deferred income tax asset for the resulting net operating loss carryforwards and may continue to recognize additional amounts in the next few years. Our management anticipates that such net operating loss carryforwards will be realized given the long carryforward period (through the year 2046) for amortization of the concession, as well as the fact that we expect to generate taxable income in the future. Our tax projections take into consideration certain assumptions, some of which are under our control and others which are not. Key assumptions include inflation rates, currency fluctuations and future revenue growth. If our assumptions are not correct, we would have to recognize a valuation allowance on our deferred tax asset.
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
2005 Outlook.
     The current outlook for the Company’s business for the remainder of 2005 is included in the following discussion. The first paragraph above this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion regarding forward-looking comments.
     For the final quarter of 2005, we believe that the current trend of a strengthening North American economy will continue to drive improvements and gains in our operating income. Management expects overall Grupo TFM revenues to continue to show year over year increases, building on the momentum gained in the first nine months of 2005 and also due to the conversion of traffic from trucking to rail transport.
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
RECENT DEVELOPMENTS.
     Grupo TFM adds New Chief Executive Officer. On July 5, 2005 the Company announced that Francisco Javier Rión had been appointed as Chief Executive Officer. Mr. Rión replaced Vicente Corta Fernández, a partner at the law firm of White & Case, S.C. in Mexico City, who had served as interim Chief Executive Officer since replacing Mario Mohar Ponce on April 1, 2005. Mr. Rión joins us from Bombardier Transportation, where he had served as president of its London-based Rail Control Solutions Division since May 2001. From July 1995 to April 2001, Mr. Rión served as Bombardier’s president and managing director in Mexico City. From July 1991 to 1995, he was general director of Dina Autobuses/ConsorcioG-Grupo Dina in Mexico City. From 1976 to 1991, Mr. Rión held a number of operations, manufacturing and engineering management positions with Ford Motor Company, S.A. de C.V. Mr. Rión was also a member of the North American Advisory Committee of the Mexican Investment Board from 1997 through 2000. Mr. Rión holds an industrial engineering degree from the Universidad La Salle in Mexico and has postgraduate studies in Finance at the University of Michigan and in Business Administration at the Instituto Panamericano de Alta Dirección de Empresas (IPADE).
     Grupo TFM adds New Chief Financial Officer. On September 1, 2005 the Company announced that Jose Francisco Cuevas Feliu had been appointed as Chief Financial Officer. Mr. Cuevas will replace Paul J. Weyandt who served as acting chief financial officer since April 1, 2004. Mr. Cuevas will also serve as the Chief Financial Officer of Grupo TFM. During his professional career, Mr. Cuevas has worked in accounting firms and consultancies. He joins us after serving as chief financial officer in Mexico’s most important airline, Aeromexico. He has also held senior positions in Cintra, Aerovias de Mexico, Aeroexpress and Industrial Peñoles. Mr. Cuevas holds a bachelor of arts in accounting from La Salle University and has postgraduate studies in business administration from the Instituto Panamericano de Alta Dirección de Empresas (IPADE).
2005 TFM Credit Agreement.
     On October 24, 2005, TFM entered into a new credit agreement, or the 2005 TFM Credit Agreement, in an aggregate amount of up to US$106,000,000 with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, and the other lenders named in the 2005 TFM Credit Agreement. Proceeds from the credit facility were used by TFM to pay all amounts outstanding under the Bridge Loan Agreement, dated September 15, 2005, and all remaining amounts outstanding under the $186.4 million Credit Agreement, dated June 24, 2004. The maturity date for the 2005 TFM credit agreement is October 28, 2008. The 2005 TFM Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, our capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, TFM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default would trigger acceleration of the time for payment of any amounts outstanding under the 2005 TFM Credit Agreement.
Commitments and Contingencies.
     The Company has had no material changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 17 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2004, except as described in the following paragraphs:
     A) Value Added Tax (“VAT”) Lawsuit and Mexican Government Put.
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
     On September 12, 2005, we, Grupo TFM, and KCS, along with the Mexican holding company Grupo TMM, entered into a settlement agreement with the Mexican government resolving and terminating the controversies and disputes between the companies and the Mexican government concerning the payment of the value added tax, or VAT, refund to us derived from the privatization, and the purchase of the remaining shares of us owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM and us, and the Mexican government’s remaining 20% ownership interest in us has been eliminated; the potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in us, has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to us has been satisfied. There were no cash payments made by any party under the settlement agreement. In addition, the parties have entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put litigation, and have dismissed all of the existing litigation between the parties (the “VAT/Put Settlement”).
     As a result of the final resolution of our VAT claim, KCS is obligated to make a contingency payment of up to $110 million to Grupo TMM in accordance with the terms of the December 15, 2004 Amended and Restated Acquisition agreement in a combination of stock, notes and cash.
     B) Ferrocarril Mexicano, S. A. de C. V. (“Ferromex”) disputes.
     Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services. TFM and Ferromex have both initiated administrative proceedings seeking a determination by the Ministry of Transportation of the rates that we should pay each other in connection with the use of trackage and haulage rights, and interline and terminal services. The Ministry of Transportation, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights, and on August 5, 2002, issued a ruling setting the rates for interline and terminal services. TFM and Ferromex appealed both rulings and after three years of proceedings, TFM obtained, on April 11, 2005, a ruling from an administrative and tax court declaring both of the Ministry of Transportation’s rulings void. We expect that Ferromex has initiate amparo proceedings aimed at overturning the administrative and tax court’s ruling. We believe that even if the rates set in 2002 become effective there will be no material adverse effect on our results of operations.
     In addition, in April 2004, Ferromex initiated another civil proceeding against TFM relating to the payments that TFM and Ferromex are required to pay each other for the exercise of interline services. The proceeding is ongoing.
     On June 30, 2005, the Federal Court ruled in favor of TFM by dismissing a claim which had been brought by Ferromex in a civil proceeding initiated by Ferromex in September 2001, in which Ferromex sought payment for TFM’s exercise of trackage and haulage rights and interline services. TFM will seek to recover legal costs and expenses from Ferromex.
     Disputes Relating to the Exercise of Our Trackage Rights to Ferromex’s Rail Lines. In July and October 2001, TFM initiated administrative proceedings seeking the imposition of sanctions on Ferromex for violations of our trackage rights on the route from Celaya to Silao, which is the site of a General Motors plant. In September 2005, was resolve the amparo proceeding in which the administrative court order to the Ministry of Transportation to go on with the sanction proceeding against Ferromex. These administrative proceedings were followed by judicial proceedings on TFM’s part. In August 2003, TFM initiated judicial proceedings seeking the imposition of sanctions on Ferromex for violations of our trackage rights on the route to the Altamira port, in October 17, 2005, an administrative Court rule that there was non Ficta negative so the Ministry of Transportation most go on with the sanction proceeding against Ferromex. In October 2004, TFM initiated judicial proceedings against the Ministry of Transportation seeking a review of the July 2004 determination of our trackage rights in Guadalajara. The above proceedings are ongoing.
     In August 2002, the Ministry of Transportation issued rulings determining Ferromex’s trackage rights in Monterrey and TFM’s trackage rights in Altamira. TFM and Ferromex both appealed the Ministry of Transportation’s rulings. At the administrative federal court level, TFM obtained favorable rulings in both cases, Ferromex appealed these rulings by initiating amparo proceedings against TFM.
     In connection with the Altamira proceedings, on August 10, 2005 a Collegiate Court issued a ruling granting the amparo to Ferromex. As a consequence of the ruling granting the amparo to Ferromex, the Administrative Federal Court determined to leave without merit its previous resolution and issued a new one, in which it declared the nullity and voidance of the Official Writ issued by the Ministry of Transportation and ordered the Ministry of Transportation to issued a new resolution stating that Trackage Right PN-10 did not include the Port of Altamira, as had been declared by the Collegiate Court.
     In connection with the Monterrey proceedings, the amparo petition filed by Ferromex against the Administrative Federal Court’s ruling in our favor is still pending.
     C) Commercial Suit.
     On December 3, 2004, the Mexican government filed a commercial lawsuit against TFM, Grupo TFM, TMM and KCS with a Mexican federal civil court. In the lawsuit, the Mexican government has requested a finding from the court as to whether the defendants had complied with all of their legal obligations arising out of the process of privatization of the Mexican National Railway (Ferrocarriles Nacionales de Mexico), in particular, those related to the purchase by Grupo TFM of the 20% limited voting stock that the Mexican government holds in TFM (the “Put shares”). This suit was resolved as part of the September 12, 2005. VAT/Put Settlement, and was dismissed by the Court with prejudice on September 26, 2005.
     D) 1997 Tax Audit Summary.
     TFM was served on January 20, 2004 with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund claim and depreciation of the TFM concession title, and the assets reported on TFM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the Special Certificate pending resolution of the audit. TFM has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities. On March 16, 2005, TFM was notified by the Mexican Fiscal Administration Service (“Servicio de Administracion Tributaria” or the “SAT”) that it had finished its audit of TFM’s 1997 tax returns. In the notice, the SAT affirmed its preliminary findings described above and continued the attachment of the Special Certificate. The SAT failed to assess taxes or penalties within the time allowed by law, rendering the tax audit null, void and without any legal effect.
     E) Other.
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
RESULTS OF OPERATIONS.
     Due to the acquisition of Grupo TFM by KCS on April 1, 2005, as mentioned in note 3, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three and six periods ended September 30, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in note 4. Results for the interim periods are not comparable to prior periods and are not indicative of the results expected for the full year. The Company has combined certain amounts for the three months ended March 31, 2005, and the six months ended September 30, 2005 for purposes of comparison in the following discussion of results of operations. The combination of the Predecessor and Successor amounts is not in accordance with Generally Accepted Accounting Principles, because of the different basis of accounting resulting from the change in control.

     The following table summarizes the income statement components of the Company for the three and six periods ended September 30, 2005, three months ended March 31, 2005 and the three and nine months ended September 30, 2004, respectively (in millions):

	Successor		Predecessor
	Three months	Six months	Three months	Three months	Nine months
	ended	ended	ended	ended	ended
	September 30,	September 30,	March 30,	September 30,	September 30,
	2005	2005	2005	2004	2004
	(unaudited)		(unaudited)
Transportation revenues	$182.8	$366.9	$170.1	$174.5	$526.9

Operating expenses	137.8	322.1	122.0	122.1	369.4
Depreciation and amortization	25.9	51.8	22.1	21.8	66.3

Total operating expenses	163.7	373.9	144.1	143.9	435.7

Operating income (loss)	19.1	(7.0)	26.0	30.6	91.2
Net financing cost	(25.0)	(48.7)	(26.8)	(25.8)	(85.6)
VAT/Put Settlement gain, net	141.0	141.0	—	—	—
Loss on sale of Mexrail’s shares	—	—	—	(12.2)	(12.2)
Equity earnings in associates	0.8	1.9	—	(0.9)	(0.4)

Income (loss) before income taxes and minority interest	135.9	87.2	(0.8)	(8.3)	(7.0)
Income tax (benefit) expense	(1.8)	(2.6)	(1.1)	(6.8)	(18.9)

Income (loss) before minority interest	137.7	89.8	0.3	(1.5)	11.9
Minority interest	—	17.8	(0.2)	0.2	(2.6)

Net income (loss) for the period	$137.7	$107.6	$0.1	$(1.3)	$9.3

Revenues.
     The following table summarizes consolidated Grupo TFM revenues, including carloads statistics, for the three months and nine months ended September 30, 2005 and 2004, respectively.

	Three months ended September 30,
		2005		2004
			% of			% of
Product Category	Carloads	Revenues	Revenues	Carloads	Revenues	Revenues
	(in millions)			(in millions)
Agro-industrial products	31,198	$43.6	23.9	34,282	$39.4	23.3
Cements, metals and minerals	39,259	34.3	18.8	45,532	34.9	20.7
Chemical and petrochemical products	24,849	34.2	18.7	23,089	29.4	17.5
Automotive products	27,175	27.6	15.1	28,804	28.1	16.6
Manufactured products, industrial products	26,319	26.8	14.6	26,022	21.0	12.4
Intermodal freight	52,030	13.0	7.1	53,332	13.9	8.2
Other(1)	—	3.3	1.8	—	2.2	1.3

TFM	200,830	$182.8	100.0%	211,061	$168.9	100.0%
Mexrail	—	—		9,283	5.6

Total	200,830	$182.8		220,344	$174.5

	Nine months ended September 30,
	2005			2004
			% of			% of
Product Category	Carloads	Revenues	Revenues	Carloads	Revenues	Revenues
	(in millions)			(in millions)
Agro-industrial products	88,852	$120.3	22.4	92,908	$105.4	21.4
Cements, metals and minerals	129,839	107.1	19.9	129,939	102.4	20.8
Chemical and petrochemical products	75,240	96.2	17.9	74,720	94.5	19.2
Automotive products	85,297	86.8	16.2	86,013	85.8	17.4
Manufactured products, industrial products	80,280	74.7	13.9	72,904	58.9	12.0
Intermodal freight	160,015	42.8	8.0	151,949	39.1	8.0
Other(1)	—	9.1	1.7	—	5.8	1.2

TFM	619,523	$537.0	100.0%	608,433	$491.9	100.0%
Mexrail	—	—		60,176	35.0

Total	619,523	$537.0		668,609	$526.9

(1)	Other revenues include complementary railroad services such as haulage, demurrage, switching, etc.
     The following discussion of revenues excludes the revenues of Mexrail which was sold to KCS in August, 2004.
     Revenues for the three and nine months ended September 30, 2005 totaled $182.8 million and $537.0 million respectively, compared to $168.9 million and $491.9 million respectively, for the same period in 2004. Our 2005 revenues increased $13.9 million and $45.1 million or 8.3% and 9.2%, respectively over the same period in 2004. The increases are mainly attributable to the general recovery of the U.S. and Mexican economies. For the nine months ended September 30, 2005 freight revenues include fuel surcharges.
     The increase is principally attributable to the effects of fuel surcharges of $8.0 million generated in the three months ended September 2005, and $20.7 million generated in the nine months ended September 2005. Additionally, appreciation of the peso against the dollar, increased our revenues by $8.0 million while yield increased (on a revenue per car-kilometer basis) by $9.4 million.
     Agro-industrial Products- Revenues from agro-industrial products increased in the three and nine months ended September 2005, 10.7% and 14.1%, respectively compared to the same periods of 2004. For both the three and nine month periods, increases were driven by higher import targeted price improvements and fuel surcharges. These increases were partially offset by a reduction in import shipments of soybeans, sorghum and wheat products during the nine months ended September 30, 2005.
     Cements, Metals and Minerals- Revenues generated in this product category for the three and nine months ended on September 30, 2005 decreased 1.7% and increased by 4.59%, respectively from the same periods of 2004. Domestic revenues increased during the nine months ended September 30, 2005 as a result of an increase in the production volumes of construction materials such as billets, bar and wire, cement and minerals as a result of strong performance in the construction industry. Steel slab and steel coils revenue increased as a result of higher international traffic, such as imports and exports, due to higher consumption of manufacturing industries as well as certain targeted rate increases during the nine months ended September 30, 2005.
     Chemical and Petrochemical Products- In the three and nine month period ended September 30, 2005, $34.2 million and $ 96.2 million or 18.7% and 17.9 % respectively, of our total transportation revenues came from the movement of chemical and petrochemical products. Domestic revenues increased during the nine months ended September 30, 2005, as a result of a higher consumption of diesel during the nine months ended September 30, 2005.
     Automotive Products- Our automotive revenues in the three and nine month period ended September 30, 2005 were $27.6 million and $86.8 million respectively, or 15.1% and 16.2%, of our total transportation revenues. This revenue increase during the nine months ended September 30, 2005, was mainly a consequence of the efforts to capture traffic for domestic distribution and increase in rates.

     Manufactured Products and Industrial Products- Our revenues generated in this product category increased for the three and nine months ended September 30, 2005 by 27.6% and 26.8% respectively, from the same period of 2004. Revenue increases for these periods were mainly driven by the increase in rates of pulpwood and a recovery of traffic from barge movements as well as new traffic. Additionally, beer showed an increase of 47% in export traffics due to higher production in order to cover the demand in the US market. Home appliances revenue increased mainly driven by higher exports to the US market. Scrap paper also increased revenue due to a recovery of traffic that was lost in 2004 to barge traffic and obtaining new traffic.
     Intermodal Freight — During the nine months ended September 30, 2005, our revenues in this product category increased by 9.5%, from the same period of 2004. This increase was mainly attributable to the consolidation of steamship service at the port of Lázaro Cárdenas with the support of the port administration and Hutchinson Terminal.
Operating expenses.
     The following table summarizes Grupo TFM’s consolidated operating expenses (in million) for the three and six months ended September 30, 2005 and March 31, 2005 and the three and nine months ended September 30, 2004, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Successor		Predecessor
	Three months	Six months Ended	Three months	Three months	Nine months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	March 31,	September 30,	September 30,
	2005	2005	2005	2004	2004
	(unaudited)			(unaudited)
Salaries, wages and employee benefits	$30.5	$61.7	$28.8	$27.6	$79.9
Purchased services	37.8	71.5	36.8	38.2	114.2
Fuel	27.4	55.3	23.2	20.0	54.8
Materials and supplies	1.6	4.7	1.7	1.7	4.5
Car hire-net	12.8	24.6	8.6	10.4	27.5
Rents other than car hire	13.9	29.7	13.8	11.9	36.7
Casualties and insurance	4.7	11.8	2.2	3.1	9.8
Statutory profit sharing	2.3	41.0	0.5	(1.8)	(6.7)
Other costs	6.8	21.8	6.4	3.9	10.5
Depreciation and amortization	25.9	51.8	22.1	21.5	64.7

TFM	163.7	373.9	144.1	136.5	395.9
Mexrail	—	—	—	7.4	39.8

Total operating expenses	$163.7	$373.9	$144.1	$143.9	$435.7

     Operating Expenses. Total operating expenses excluding Mexrail for the three and nine months ended September 30, 2005 increased $27.3 million (19.9%), and $122.1 million (30.8%) compared to the same periods ended September 30, 2004, respectively. These increases were due principally to the accounting effects derived from the push down of purchase accounting in the second quarter of 2005, a result of the estimated fair value of the assets and liabilities acquired by KCS, and increased costs for fuel and casualties and insurance.
     Salaries, wages and employee benefits. For the three and nine months ended September 30, 2005, salaries, wages and employee benefits increased $2.9 million and $10.6 million, respectively, compared with the same periods in 2004. These increases were largely attributable to the net effects of annual salary increases (5% in June 2004 and 4% in June 2005), the increase in wages of 5% in 2004 and the increase in wages and fringe benefits as a result of our labor agreement revision in July 2005(4.5% in wages and 2% in fringe benefits). Additionally, we experienced the effects of an appreciation of the peso against the US dollar of 6.5% during the three months ended September 2005 and 3.2% during the nine months ended September 2005 compared with the same periods in 2004. In the second quarter of 2005, we also recorded the payment of bonuses to our exempt and union employees, resulting in an increase of $1.8 million of expenses compared with the same period in 2004.
     Purchased services. Purchased services expense for the three and nine months ended September 30, 2005 decreased $0.4 million (1.0%) and $5.9 million (5.2%), respectively, compared to the same periods in 2004. Costs of purchased services consisted primarily of expenses related to maintenance of locomotives and freight cars, haulage, terminal services, legal expenses and security expenses. The decrease in the third quarter includes the effect of establishing a fair market value for the off balance sheet locomotive maintenance agreement under purchase accounting. This resulted in a $1.4 million credit to expense in the quarter. This valuation will result in a similar credit to expense in subsequent quarters until the expiration of the maintenance agreement.
     As a consequence of the acquisition of Grupo TMM’s interest in the Company by KCS, the management fee agreements between us and Grupo TMM and KCS were cancelled, resulting in a reduction in expenses of $0.6 million and $1.3 million in the three and nine months ended September 2005. Additionally, we had a reduction in our legal expenses related with our VAT refund claim during 2005, by $3.9 million. As a result of our personnel restructuring program, we had a reduction in our cost of expatriates of $0.9 and $ 1.5 million in the three and nine months ended September 2005 compared with the same period in 2004.
     The above reductions were partially offset by an increase of switching costs of $0.7 and $1.4 million in the three and nine months ended September 2005, and additional costs related locomotive maintenance due to a new locomotive overhaul agreement with GM which impacted our result of the three and nine months ended September 2005 by $1.0 million and $3.0 million, respectively.
     Fuel. Our fuel expenses increased 37% in the three month period ended September 30, 2005 compared to the same period in 2004, and increased 43.2% for the nine months ended September 30, 2005 compared to the same period in 2004. These increases were primarily due to the volatility of fuel prices during 2005. The average fuel price per gallon during the three and nine months ended September 2005 increased by 39.8% and 38.5% respectively over 2004 while our fuel consumption during the nine months ended September 2005 also increased 3.9% compared to 2004.
     Materials and supplies. Costs of materials and supplies for the nine months ended September 30, 2005 increased $1.9 million compared to the same periods in 2004. The increase was primarily due to the revaluation of the parts inventory associated with the maintenance of the catenary line, resulting in a charge of $1.6 million after purchase accounting, which was recorded in the second quarter of 2005.
     Car hire–net. Our car hire–net expenses include costs incurred by us to use the freight cars of other railroads to move freight, net of car hire income and recoveries we receive from other railroads for use of our freight cars to move freight. Our car hire–net expenses are affected by the volume of our business, the number of cars we own or lease, traffic flows and the time it takes to move traffic. Car hire–net expenses for the three and nine months ended September 30, 2005 increased $2.4 million and $5.7 million, respectively, compared to the same periods in 2004. These variances are attributable principally to an increase in the number of hours and number of movement miles in the third quarter of 2005 compared to 2004 for current traffic. Fifty percent (50%) of the variance is due to increases in cycle time, new traffic at the Port of Lázaro Cárdenas and higher cost multi-level cars that are utilized in the Ford automobile service. System velocity has decreased 13%, resulting in increased transit time, as a result of longer loading and unloading times in 2005 over the same period in 2004.
     Rents other than car hire. Rents other than car hire include locomotive and freight car leases and equipment rental expenses. These expenses increased by $2.0 million or 16.8% in the three month period ended September 30, 2005 over the same period in 2004. The increase includes the effect of purchase accounting under which we established a fair market value for all of our operating leases for locomotives and freight cars. This resulted in an additional rental charge of $1.6 million for the quarter. A similar charge will occur in subsequent quarters until the expiration of all of the related leases. Additionally, we had a higher number of freight cars leased in 2005 compared to 2004, increasing expenses by $0.7 million.
     For the nine months ended September 30, 2005 rents other than car hire increased $6.8 million compared to the nine months ended September 30, 2004. This increase resulted primarily from the effect of purchase accounting by $1.6 million as described above and freight cars leases by $3.3 million as a result of more freight car leased and the increased in market rental rates.
     Casualties and insurance. These expenses for the three and nine months ended September 30, 2005 increased $1.6 million and $4.2 million, respectively, compared to the same periods in 2004. These increases were primarily the result of costs associated with five derailments that occurred during the second and third quarters of 2005 totaling $4.7 million. The increase during the nine months ended September 2005 was partially offset by a reduction in our insurance premiums of $1.4 million compared with the same period in 2004.
     Statutory profit sharing. The increase in our employee statutory profit sharing expense in the three and nine months ended September 30, 2005 compared to the same periods in 2004, was a result of four recent Supreme Court decisions in May denying the deductibility of NOL’s in calculating the Company’s profit sharing liability. As part of purchase accounting, KCS valued our profit sharing NOL asset at zero as a result of the court rulings and we wrote off our deferred profit sharing asset associated with these NOL’s. This resulted in a charge to income of $35.6 million.
     Other costs. Other costs consist primarily of employee expenses such as the costs of meals, lodging and travel, as well as the concession duty payable to the Mexican government, loss on the sales of properties and equipment and the allowance for doubtful accounts. For the three months ended September 30, 2005, these expenses increased $2.9 million compared to the same period in 2004. This increase was attributable mainly to the increase in our doubtful accounts receivable of $1.7 million, the recognition of $0.8 million of transition costs, and additional union payments of $0.8 million.
     For the nine months ended September 30, 2005 these expenses increased $17.7 million compared to the nine months ended September 30, 2004. This increase was attributable mainly by the reduction in value of certain assets in the amount of $2.3 million, after purchase accounting, as well as management’s decision to increase the allowance for doubtful customer accounts by $4.3 million based upon current prospects for collection of certain customer accounts, and the recognition of $2.2 million of transition costs.
     Additionally, in connection with continuing litigation against the Mexican government, TFM had a $4.9 million receivable for recoverable withholding tax associated with car hire payments made prior to 2003. Management has determined that it is unlikely that it will be successful in collecting this amount and therefore the decision was made to increase the allowance for doubtful other accounts receivable by this $4.9 million in the second quarter of 2005.
     Depreciation and amortization. Depreciation and amortization expenses for three and nine months ended September 30, 2005 increased $4.4 million and $9.2 million, respectively, compared to the same periods in 2004. These increases were primarily as a consequence of additional capital improvements to our lines and the result of purchase accounting, whereby the book values of our assets were adjusted upward based on a market value appraisal resulting in a $3.6 million charge for additional depreciation and amortization in the quarter. A similar charge will occur in subsequent quarters.
     Interest expense. Interest expense for the three and nine months ended September 30, 2005 was $23.8 million and $79.5 million, respectively, as compared to $28.3 million and $84.2 million, respectively, for the same periods of 2004. These decreases were attributable mainly to our debt refinancing of $443.5 million of 11.75% Senior discount debentures in April, 2005 reducing our interest rate to 9 3/8%.
     Exchange gain (loss)–net. Exchange gain for the nine months ended September 30, 2005 increased $4.8 million, compared to the same period in 2004. During the nine months ended September 30, 2005, the dollar depreciated 3.2% relative to the peso compared the same period in 2004.
     Income tax. Our net income tax benefit for the nine months ended September 30, 2005 decreased $15.2 million, compared to the same period in 2004. This decrease was due to the effects of inflation on depreciation and amortization of $10.9 million, as well as the effects of inflation on tax loss carryforward of $24.2 million. This decrease in the income tax expense was partially offset by the increase in the permanent differences related to inflationary components and non-deductible expenses amounting to $15.5 million, together with the effect of the change in the income tax rate from 30% to 29% and other effects amounting to $4.4 million.
     Net Income. Net income for the third quarter 2005 increased $139.0 million compared to the third quarter of 2004, primarily as a result of a $141.0 million of the net gain recognized VAT/Put Settlement.
LIQUIDITY AND CAPITAL RESOURCES (amounts are in millions).
Summary cash flow data for the Company is as follows:

	Successor	Predecessor
	Six months	Three months	Nine months
	ended	ended	ended
	September 30,	March 31,	September 30,
	2005	2005	2004
	(unaudited)	(unaudited)
Cash flows provided by (used for):
Operating activities	$49.5	$35.9	$75.7
Investing activities	(30.9)	(9.0)	(6.1)
Financing activities	16.2	(35.6)	(61.4)

	Successor	Predecessor
	Six months	Three months	Nine months
	ended	ended	ended
	September 30,	March 31,	September 30,
	2005	2005	2004
	(unaudited)	(unaudited)
Cash and cash equivalents:
Net increase (decrease)	34.8	(8.7)	8.2
Balance at beginning of period	5.5	14.2	3.6

Balance at end of period	$40.3	$5.5	$11.8

     During the nine months ended September 30, 2005, the Company’s consolidated cash position increased by $26.1 million from December 31, 2004, primarily as a result of operating cash flows and proceeds from the issuance of $460.0 million of 9 3/8% Senior notes due 2012 and $30.9 million from The Bridge Loan Agreement. These increases were partially offset by repayments of all outstanding $443.5 million aggregate principal amount of our 11.75% Senior discount debentures due 2009, repayment of $66.4 million of term loans and property additions. We generated positive cash flows from operating activities of $85.4 million during the nine months ended September 30, 2005, compared to $75.7 million for the same period in 2004.
     The following tables set forth our principal capital expenditures during the six months ended September 30, 2005 and the three months ended March 31, 2005 and the nine months ended September 30, 2004. Current capital expenditures are being financed with funds from operating cash flows.

	Successor	Predecessor
	Six months	Three months	Nine months
	ended	Ended	Ended
	September 30,	March 31,	September 30,
	2005	2005	2004
	(unaudited)	(unaudited)
Capital Expenditures:
Locomotives and freight cars	$8.7	$0.7	$6.5
Track structure	20.4	7.7	18.3
Telecommunication	0.3	0.4	0.9
Sale of Mexrail	—	—	3.6
Other	1.7	0.4	4.3

Total	$31.1	$9.2	$33.6

     A significant portion of our capital expenditures are tied to volume of traffic, and are therefore variable to the extent such volumes change. Capital expenditures do not include locomotives or freight cars leased under operating leases.
     Net cash used in investing activities during the nine months ended September 30, 2005 was $39.9 million, which consisted principally of capital expenditures. We made capital expenditures in an aggregate amount of $40.3 million, representing 7.5% of our transportation revenues in the nine months ended September 30, 2005, including $28.1 million for track improvements, siding extensions, track equipment acquisition, undercutting and signaling equipment acquisition and $9.4 million for upgrades of our locomotives and freight cars.
     Net cash used in investing activities during the nine months ended September 30, 2004 was $6.1 million, this amount includes $27.1 million from the sale of Mexrail’s share which was offset by capital expenditures of $30.0 million. We made capital expenditures in aggregate amount of $33.6 million, representing 6.4% of our transportation revenues in the nine months ended September 30, 2004, including $18.3 million for track improvements, including siding extensions and track equipment acquisition, and $5.1 million for upgrades of our locomotives and freight cars.
Cash Flows from Financing Activities
     Net cash flows provided by financing activities during the nine months ended September 30, 2005 were $19.4 million. This increase in cash resulted from the repayment of all outstanding $443.5 million principal amount of our 11.75% Senior discount debentures due 2009 in April and principal payments of $35.5 million under our term loan facility in the first quarter of 2005 and $30.9 million in the third quarter of 2005. These repayments were partially offset by the issuance of $460.0 million of 9 3/8% Senior notes due 2012 and $30.9 million from The Bridge Loan Agreement.
     Net cash flows used in financing activities during the nine months ended September 30, 2004 were $61.4 million, consisting mainly of the principal payment of $71.1 million under the previous term loan facility and proceeds from our commercial paper program of $10.0 million.
     Commitments and contractual obligation:

     Concession duty
     Under the concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the concession period and 1.25% during the remaining years of the concession period. For the six months ended on September 30, 2005 and for the three months ended March 31, 2005 the concession duty expense amounted to $2.0 million and $0.9 million, respectively, which was recorded as an operating expense.
     Long-term debt and capital lease obligations
     Maturity of long-term debt, including unamortized discounts $1.6 million but without any future interest payments, is as follows:

September 30,
2005
2007	$150.3
2008	0.3
2009	0.3
2010	—
2011 and thereafter	640.0

Total	$790.9

     Locomotive operating leases
     In April 1998 and September 1999, the Company entered into operating lease agreements for 75 locomotives each, which expire over the next 17 and 18 years, respectively. At the end of the contracts the locomotives will be returned to the lessor. Rents under these agreements were $29.1 million in 2004 and $4.2 million for the three months ended on September 30, 2005.
     Future minimum payments, by year and in the aggregate, under the aforementioned leases are as follows:

September 30,
Year ending December 31,	2005
2005	$7.3
2006	29.1
2007	29.1
2008	29.1
2009	29.1
2010 and thereafter	286.0

Total	$409.7

     Freight car operating leases
     The Company leases certain freight cars under agreements which are classified as operating leases. The term of the contracts vary between 3 and 15 years. Future minimum rental payments, under these agreements are shown as follows:

September 30,
Year ending December 31,	2005
2005	$10.0
2006	37.3
2007	33.6
2008	26.7
2009	21.9
2010 and thereafter	54.3

Total	$183.8

     Locomotives maintenance agreements
     The Company has entered into four locomotives maintenance agreements, which expire in 2009, 2014, 2018 and 2019 with third-party contractors. Under current arrangements, the contractors provide both routine maintenance and major overhauls at an established rate in a range from four to five hundred dollars per locomotive per day.
     Track maintenance and rehabilitation agreement
     In May 2000, the Company entered into a track maintenance and rehabilitation agreement, which expires in 2012. Under this contract, the contractor provides both routine maintenance and major rehabilitation to the Celaya — Lazaro Cardenas route, which is comprised of approximately 350 miles. Routine maintenance and rehabilitation expense amounted to $3.4 million in 2004 and $0.9 million for the three months ended September 30, 2005. Under this agreement, the Company estimates receiving services totaling $21.5 million in the following 10 years.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     There have been no material changes in the Company’s Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s Annual Report on Form 20-F for the year ended December 31, 2004.
Item 4. Controls and Procedures.
     As of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is filed, the Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     We are evaluating possible changes that we may have to undertake in the Company’s internal controls and accounting policies and procedures as a result of the acquisition by KCS on April 1, 2005. Grupo TFM will complete its Sarbanes-Oxley Act Section 404 compliance program no later than December 31, 2006.
PART II — OTHER INFORMATION.
Item 1. Legal Proceedings.
     Part I, Item 1. “Financial Statements,” Note 13 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.
Item 6. Exhibits.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 14, 2005.
Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.

/s/ Francisco Cuevas Feliu Francisco Cuevas Feliu Chief Financial Officer (Principal Financial Officer)