Form 10-K
period 2005-12-31
MEXICAN RAILWAY TRANSPORTATION GROUP
filed 2006-04-13
CIK 1055291

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 333-08322-01
Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.
(Exact Name of Registrant as Specified in Its Charter)
Mexican Railway Transportation Group
(Translation of Registrant’s name into English)

Mexico	4011	N/A
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Code Number)	Identification No.)
Montes Urales 625
Lomas de Chapultepec
11000 México, D.F.
México
+ (5255) 9178-5836
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)
________________
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐(Not applicable)
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
     Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 57,350,802
     Grupo Transportación Ferroviaria Mexicana, S.A. de C.V. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: Not applicable.

Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.
2005 Form 10-K Annual Report

     Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “GTFM,” “we,” “ours,” “us,” “the Company,” or similar terms refer to Grupo Transportacion Ferroviaria, S.A. de C.V., together with our principal operating subisidiary Kansas City Southern de México, S.A. de C.V. and our other subsidiaries and references to “KCS” means Kansas City Southern, a Delaware corporation that, as of September 12, 2005, became our sole shareholder. References to “KCSM” mean Kansas City Southern de México, S.A. de C.V.
Cautionary Statement Regarding Forward-Looking Statements
     You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Part I
Item 1. Business
COMPANY HISTORY
     Grupo Transportacion Ferroviaria Mexicana,, S.A. de C.V. (“we”, “our”, “us”, “Grupo TFM” or “the Company”), a wholly-owned subsidiary of Kansas City Southern (“KCS”), is a holding company which owns all but one share of Kansas City Southern de México, S.A. de C.V. (“KCSM”). KCSM commenced operations in June 1997 under a 50-year concession granted by the Mexican government to provide freight transportation services over the Northeast Rail Lines, the first rail lines to be privatized in the Mexican railroad system. Prior to the privatization, KCS and Grupo TMM, S.A. (“Grupo TMM”) jointly formed and invested in us, with KCS owning a 36.9% economic interest (49% of the shares entitled to full voting rights) and Grupo TMM owning a 38.5% economic interest (51% of the shares entitled to full voting rights). In 2002, KCSM purchased the remaining 24.6% of Grupo TFM held by the Mexican government. This transaction increased KCS’s ownership in Grupo TFM to a 46.6% economic interest and Grupo TMM’s ownership in Grupo TFM to a 48.5% economic interest.
     On April 1, 2005, KCS completed the acquisition from Grupo TMM of all of its shares of Grupo TFM, giving KCS ownership of 100% of the shares of Grupo TFM entitled to full voting rights. As of April 1, 2005, Grupo TFM owned 80% of KCSM’s outstanding share capital (which represents all of our shares with full voting rights), while the remaining 20% of KCSM (with limited voting rights) was owned by the Mexican government. Accordingly, KCS became the controlling stockholder of KCSM and us on April 1, 2005.
     On September 12, 2005, we KCSM, and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving certain disputes and controversies between the companies and the Mexican government concerning the payment of a refund of the value added tax (“VAT”) paid when the concession title and certain other assets were transferred to KCSM and Grupo TFM’s obligation to purchase of the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM, and the Mexican government’s remaining 20% ownership interest in KCSM has been eliminated; the potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in KCSM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM has been satisfied.

BUSINESS OVERVIEW
     Through KCSM, we operate the primary commercial corridor of the Mexican railroad system, which allows us to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. Our rail lines consist of 2,639 miles of main track. In addition, we have trackage rights entitling us to run our trains over 541 miles of track of other Mexican railroad operators. We provide freight transportation services under our 50-year concession, during the first 30 years of which we are the exclusive provider, subject to certain trackage rights of other freight carriers. Our concession is renewable for additional periods of up to 50 years subject to certain conditions.
     We believe our rail lines comprise the most strategically significant and most actively traveled rail corridor in Mexico. Our rail lines connect the most populated and industrialized regions of Mexico with the principal border gateway between Mexico and the U.S. at Nuevo Laredo (Tamaulipas) and Laredo (Texas). In addition, we serve three of Mexico’s most important seaports at Veracruz and Tampico on the Gulf of Mexico and Lázaro Cárdenas on the Pacific Ocean. As a result, we believe our routes are integral to Mexico’s foreign trade.
     We seek to establish our railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets. As the operator of the primary and most direct rail corridor from the U.S. border to Mexico City, our route structure enables us to benefit from continuing growth resulting from the North American Free Trade Agreement (“ NAFTA”). We are the only Mexican railroad that serves the Mexico-U.S. border crossing at Nuevo Laredo-Laredo, which is the largest freight exchange point between Mexico and the U.S. Through KCS’s U.S. rail subsidiaries, as well as through interchanges with other major U.S. railroads, we provide customers with access to an extensive network through which they may distribute products throughout North America and overseas.
     Our revenues are derived from the movement of a diversified mix of commodities and products predominantly attributable to cross-border traffic with the U.S. We transport agro-industrial products, industrial products and manufactured products, cement, metals and minerals, chemical and petrochemical products, automotive products, and intermodal freight. Our customers include leading international and Mexican corporations.
The Concession
     Through KCSM, we hold a 50-year concession, which took effect in June 1997 and is renewable under certain conditions for up to 50 years, to provide freight transportation services over rail lines serving the northern and central portions of Mexico, and connecting three of Mexico’s main ports with Mexico City, Monterrey and the Nuevo Laredo-Laredo border crossing. Our concession is exclusive for the first 30 years of our operations, subject to certain mandatory trackage rights granted to Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur, S.A. de C.V. (“Ferrosur”), two short line railroads and Ferrocarril y Terminal del Valle de México, S.A de C.V. (Mexico Valley Railroad and Terminal) (“FTVM”). In 1997, we paid a total of $1,464.5 million to acquire 80.0% of the shares of KCSM (which represent all of the shares of KCSM with full voting rights) and certain railroad equipment and related assets, and a 25.0% interest in FTVM. We have the right to use, during the full term of the concession, all track and buildings that are necessary for our rail lines’ operation. Under the terms of the concession, KCSM is required to pay the Mexican government a concession duty equal to 0.5% of our gross revenues during the first 15 years of the concession period and 1.25% of such revenues during the remainder of the period.
     Under the concession and the Mexican railroad services law and regulations, we may freely set our rates unless the Secretaria de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”), in consultation with the Mexican Antitrust Commission, determines that there is no effective competition in Mexico’s rail industry, taking into account alternative rail routes and modes of transportation. If the Mexican Antitrust Commission determines that there is a lack of competition, the SCT will establish the basis for our rates. Our rates must be registered and applied in accordance with the Mexican railroad services law and regulations. In applying our rates, we must not make cross-subsidies, engage in tied sales or engage in other discriminatory pricing tactics. We are required to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the SCT. In the event that we collect from customers rates higher than the registered rates, we must reimburse those customers with interest, and risk the revocation of the concession.

     Mexican railroad services law and regulations and the concession establish several circumstances under which the concession will terminate, including revocation by the SCT, voluntary surrender of our rights under the concession, statutory appropriation, and our liquidation or bankruptcy. Specifically, the Mexican government, acting through the SCT, may revoke the concession for the following reasons: (1) unjustified interruption of the operation of our rail lines; (2) any act or omission that restricts the ability of other Mexican rail railway concession holders to use our rail lines; (3) failure to make payments for damages caused during the performance of services; (4) repeatedly charging rates higher than the registered rates; (5) a change in our nationality; (6) our assignment of, or creation of liens on, the concession without the prior approval of the SCT; (7) failure to maintain a performance bond and adequate insurance coverage as required by the Mexican railroad services law and regulations; and (8) noncompliance with any term or condition of Mexican railroad services law and regulations or the concession. In the cases of (5) or (6) above, the concession will be automatically revoked. In the cases (1) or (4) the concession shall be revoked following the imposition of a sanction by SCT on three occasions. In the cases (2), (3) or (7) the concession shall be revoked following the imposition of a sanction by SCT on five occasions. In the event that the concession is revoked by the SCT, we will receive no compensation, and our rail lines and all other fixtures covered by the concession, as well as all improvements made by us, will revert to the Mexican government. All other property not covered by the concession, including movable railroad property we purchased from the Mexican government, as well as all locomotives and railcars we otherwise acquired, will remain our property. However, if we attempt to sell more than 15.0% of our equipment to a third party within 90 days of termination or revocation of our concession, the Mexican government will have a right of first refusal to purchase the equipment on the same terms offered by the third party if no other concessionaire is likely to provide rail services over our rail lines and the equipment being sold is indispensable to the continuation of our rail services. After the Mexican government receives notice from us of our intention to sell the equipment, it will have 30 days to exercise its right of first refusal. In addition, the Mexican government will have the right to cause us to lease all of our service-related assets to the SCT for a term of at least one year, automatically renewable for additional one-year terms up to five years. The Mexican government must exercise this right within four months after revocation of the concession.
     The concession requires us to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the Mexican government. We filed our second business plan with the Mexican government in 2003. Under the terms of the plan, we have committed to certain minimum investment and capital improvement goals, which may be waived by the SCT upon our application for relief for good cause. We are also responsible for compliance with efficiency and safety standards set forth in the concession, which are based on standards of the Association of American Railroads (“AAR”).
     Under the concession, we are responsible for all ecological and environmental damage that we may cause from and after the date of commencement of operations. The Mexican government has agreed to indemnify us for any environmental liability relating to soil, subsoil or groundwater contamination attributable to the Mexican government’s operations occurring prior to the commencement of operations in accordance with the concession title in 1997. We assumed full responsibility for the operation of supply depots and shops and the supervision of infrastructure projects, as well as compliance with present and future environmental protection laws and regulations.
     We are required by the concession to obtain and maintain insurance policies in accordance with the terms of the Mexican railroad services law and regulations. Except under specific circumstances, we are responsible for damage caused to cargo transported by us over our lines, as well as for damage caused to third parties and such parties’ property as a result of our activities.

     The concession prohibits us from refusing to transport water to communities in need of such service because of geographical or demographical characteristics, provided that we are paid at the prescribed tariff rate. We are also required to transport mail, emergency supplies necessary for rescue and salvage operations, and members of the Mexican government’s armed forces. We must also grant a right of passage for all railroad equipment of the Mexican government’s armed forces. The concession also requires us under certain circumstances to establish reserves to cover contingent labor liabilities that arise during the term of the concession.
     If the Mexican government legally terminates the concession, public domain assets used in the operation of our rail lines would be owned, controlled and managed by the Mexican government. The Mexican government may also temporarily seize our rail lines and our assets used in operating our rail lines in the event of a natural disaster, war, significant public disturbances, or imminent danger to the domestic peace or economy. In such events, the SCT may restrict our ability to exploit the concession fully for such time and in such manner as the SCT deems necessary under the circumstances but only for the duration of any of the foregoing events.
     Mexican law requires that the Mexican government pay us compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican railroad services law and regulations provides that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. These payments may not be sufficient to compensate us for our losses and may not be timely made.
     Under the concession, the Mexican government has specifically reserved the right to grant exclusive rights to provide passenger service over our rail lines to a concessionaire other than KCSM. Since we commenced operations, the Mexican government has provided a minimal level of passenger train service to certain areas within our service territory under an arrangement in which Ferrocarriles Nacionales de México, en Liquidación (“FNM”) is responsible for the management of all passenger cars and related personnel necessary for the provision of such service. Our obligation with respect to the provision of passenger service by FNM is limited to providing FNM with locomotive power, engineers and dispatching services for which we are reimbursed.
Network
     Our rail lines extend from Mexico City, Toluca and Aguascalientes to the U.S. border crossings at Nuevo Laredo and Matamoros and to seaports on the Gulf of Mexico and the Pacific Ocean. Our main track consists of core and feeder routes. Our core routes serve the principal industrial and population centers of Mexico while our feeder lines connect with the ports of Veracruz, Lázaro Cárdenas and Tampico, three of Mexico’s four most important seaports.
     We currently have intermodal terminals located in Monterrey, Toluca, San Luís Potosí, and also access to intermodal terminals at Querétaro, Guadalajara, Ramos Arizpe and Encantada. In addition, we have direct access to intermodal terminals at the ports of Tampico, Veracruz and Lázaro Cárdenas and to intermodal terminals at Altamira and Manzanillo through interline service with Ferromex, and in Mexico City through the FTVM. We also have access to intermodal terminals at Laredo operated by the Texas Mexican Railway Company (“Tex-Mex”, another wholly owned subsidiary of KCS) and the Union Pacific Railroad Company, which we are using to develop international intermodal business.
Core Routes and Traffic
     Our rail lines comprise five core routes. We believe these core routes are integral to Mexico’s foreign trade, as they connect Mexico’s most industrialized and populated regions with its principal border and seaport gateways.
     Mexico City — Nuevo Laredo. Our rail lines provide exclusive rail access to the U.S.-Mexico border crossing at Nuevo Laredo, the most important interchange for freight between the U.S. and Mexico, through our 797-mile route from Mexico City to Nuevo Laredo. We operate the southern half of the international rail bridge, which spans the Rio Grande to connect Nuevo Laredo with Laredo. Our affiliate Tex-Mex operates the northern half of the international rail bridge. In 2004 and 2005, 62.7% and 63.7%, respectively, of Mexico’s total imports and exports carried by rail passed through Nuevo Laredo. The Mexico City — Nuevo Laredo route is the shortest rail route between Mexico City and the U.S. border. This route has the lowest grades of any rail route between the U.S. border and Mexico City, which translates into savings of both fuel and locomotive power. Movements over the Mexico City — Nuevo Laredo route accounted for, 63.2%, 64.2% and 63.7% of our total revenues in 2003, 2004 and 2005, respectively.

     Products transported through Nuevo Laredo include finished vehicles and auto parts, grain, appliances, beer, chemicals, scrap paper and plastics. In 2003, 2004 and 2005, rail traffic representing $405.2 million, $426.5 million and $455.6 million in revenues, respectively, was transported through Nuevo Laredo on our rail lines, of which approximately 65.2%, 67.5% and 63.7%, respectively, consisted of import traffic.
     Mexico City — Lazaro Cardenas. We provide exclusive access to the port of Lazaro Cardenas on the Pacific Ocean over our 491-mile route from Mexico City. In 2003, 2004 and 2005, we transported rail traffic representing $44.1 million, $61.1 million and $62.0 million in revenues, respectively, through Lázaro Cárdenas. Traffic at Lázaro Cárdenas is both domestic and import traffic, consisting of minerals, iron, steel slabs, wire rods, fertilizers and intermodal containers. The tunnels along this route are cleared for double-stack intermodal containers. The port of Lázaro Cárdenas also handles traffic for export to Pacific Rim nations. The Mexican government is developing the port at Lázaro Cárdenas on the Pacific Ocean as an alternate to the congested U.S. West Coast ports of Los Angeles/Long Beach, California. Through our rail service to this port, we plan to provide an alternate route for Asian traffic bound for destinations in Mexico and in the eastern, southern and midwestern United States.
     Mexico City — Veracruz. Both KCSM and Ferrosur serve the port of Veracruz in the Gulf of Mexico. We serve Veracruz through a 288-mile route from Mexico City. In 2003, 2004 and 2005, we transported rail traffic representing $36.6 million, $32.9 million and $29.4 million in revenues, respectively, through Veracruz, of which approximately 68.2%, 66.1% and 74.0%, respectively, was derived from import traffic. The rail freight we transport to and from the port of Veracruz includes grains, steel and mineral products, chemicals and containers.
     Monterrey — Matamoros. Our rail lines include a 203-mile line from Monterrey to Matamoros. We are the exclusive provider of rail service to Matamoros, which is an alternative to the Nuevo Laredo border crossing to the U.S. We interchange rail freight at the Matamoros border crossing at Brownsville, Texas with both the Union Pacific Railroad Company and the BNSF Railway Company. At Matamoros, we have access to the port of Brownsville, the nearest seaport to Monterrey, through our interchange with the Union Pacific Railroad Company. In 2003, 2004 and 2005, we transported rail traffic representing $46.1 million, $43.3 million and $46.2 million in revenues, respectively, through Matamoros, of which 73.2%, 77.5% and 80.4%, respectively, consisted of import traffic. Freight traffic through Matamoros includes grains, steel coils, metal scrap, chemicals and iron slabs.
     Tampico — Altamira. These ports situated in the Gulf of Mexico generated 5.2%, 5.6% and 6.0% of our total revenues in 2005, 2004 and 2003, respectively. In 2003, 2004 and 2005, we transported rail traffic representing $38.5 million, $37.2 million and $37.4 million in revenues, respectively, through these ports.
Kansas City Southern
     KCS is our controlling stockholder. KCS’s principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is one of seven Class I railroads in the U.S. The rail network of KCSR, Tex-Mex and KCSM together comprises approximately 6,000 miles of main and branch lines extending from the midwest portions of the United States south into Mexico. In addition, through a strategic alliance with Canadian National Railway Company (“CN”) and Illinois Central Corporation (“IC”), our rail network covers approximately 25,000 miles of main and branch lines connecting Canada, the United States and Mexico. The CN and IC alliance connects Canadian markets with major midwestern and southern markets in the United States, as well as with major markets in Mexico through KCSR’s connections with Tex-Mex and us. We and KCS believe that we are poised to continue to benefit from the growing north/south trade between the United States, Mexico, and Canada promoted by NAFTA.
     KCS’s rail network, of which we are a part, is further expanded through marketing agreements between KCSR and Norfolk Southern Railway Company (“Norfolk Southern”), the BNSF Railway Company, and the Iowa, Chicago & Eastern Railroad Corporation (“IC&E”). This rail network interconnects with all other Class I railroads and provides shippers with an effective alternative to other railroad routes, giving direct access to Mexico and the southeastern and midwestern United States through less congested traffic hubs. As a result of KCS’s acquisition of control over us, we expect to become more fully integrated into KCS’s NAFTA growth strategy, which includes KCSR’s established strategic alliances and marketing agreements with other railroads.

Product Categories
     We believe that we have succeeded in converting customers from trucking transport to rail because we offer reliable rail service at competitive prices. We believe that our service is safer, more punctual and more efficient than that provided prior to the privatization of the Mexican railroad system and that, as a result, we are able to better serve certain shippers in the agro-industrial, chemical, automotive and intermodal sectors that have time-sensitive transportation needs because their products may be valuable, perishable or hazardous, or, in the case of intermodal freight, because they must connect with other transportation facilities at a predetermined date. Having substantially reduced cargo theft and vandalism, improved transit times and on-time performance and focused on customer service, we believe that we are well positioned to continue to capture traffic from the trucking sector.
     The following table sets forth, by product category, our revenues and traffic volumes by carloads for 2005 and 2004.

	For the Year Ended December 31,
	2005			2004(1)
			% of			% of
Product Category	Carloads	Revenues	Revenues	Carloads	Revenues	Revenues
	(In millions)			(In millions)
Agro-industrial products	120,956	$163.0	22.7	125,688	$143.4	21.6
Cement, metals and minerals	171,671	142.1	19.8	173,198	138.2	20.9
Chemical and petrochemical products	97,058	126.6	17.6	101,291	125.7	18.9
Automotive products	114,558	115.7	16.1	119,104	119.8	18.0
Manufactured products, industrial products	104,720	100.2	14.0	97,741	79.3	11.9
Intermodal freight	212,276	57.3	8.0	208,452	50.5	7.6
Other(2)	—	12.7	1.8	—	7.3	1.1

KCSM	821,239	$717.6	100%	825,474	$664.2	100.0%
Tex-Mex	—	—		60,176	35.0

Total	821,239	$717.6		885,650	$699.2

(1)	Tex-Mex 2004 revenues include seven months as a consequence of the sale of 51% of Mexrail (Tex-Mex’s parent company) to KCS in August 2004.

(2)	Other revenues include complementary railroad services such as haulage, demurrage, and fuel surcharges.
   Agro-industrial Products
     For the year 2005, $163.0 million, or 22.7% of our total transportation revenues, was derived from the movement of agro-industrial products. Our revenues generated from our agro-industrial sector increased by 13.7% from 2004.
     Movement of corn experienced a major increase as a result of higher import volumes during this period. Movement of sugar maintained a more regular rate of volume increase during this period. Price improvements also favorably impacted this period, this increase was partially offset by a reduction in import shipments of soybeans, sorghum and wheat products during the year 2005.
     The U.S. and Canada are the dominant suppliers of agricultural products to Mexico and a significant amount of the agro-industrial products carried over our rail lines are imports, consisting primarily of grains, grain products (principally corn, soybean, wheat), as well as seeds and feed grains, imported to Mexico from the U.S. and Canada. In Mexico these grains are used principally for human consumption and for feed. These products enter Mexico by rail at the U.S. border crossings at Nuevo Laredo and Matamoros and by ship at the ports of Tampico, Altamira, Veracruz and Lázaro Cárdenas from where they are transported by rail to storage and processing facilities in Mexico City, Monterrey, Puebla, Torreon, Veracruz and other cities. Our key customers are Pilgrims Pride de Mexico, S.A. de C.V., CP Ingredients, Ragasa Industrias, S.A. de C. V., Comercializadora Internacional Vali, S.A. de C. V. and Grupo Altex, S.A. de C.V.

   Cement, Metals and Minerals
     In 2005, $142.1 million, or 19.8% of our total transportation revenues, was derived from the movement of cement, metals and minerals. Our revenues generated in this product category increased by 2.8% from 2004. Domestic revenues increased during the year 2005 as a result of an increase in the production volumes of construction materials such as billets, bar and wire, cement and minerals as a result of the continuing strong performance in the construction and mining industry. Steel slab and steel coils revenue increased as a result of higher international traffic flows for both imports and exports due to higher consumption of manufacturing industries as well as targeted rate increases during the year 2005.
     This product category includes metals, minerals and ores such as iron, steel, zinc and copper, as well as cement. The majority of metals, minerals and ores mined, and steel produced, in Mexico is used for domestic consumption. The volume of Mexican steel exports fluctuates based on global market conditions and prices.
     Most of Mexico’s major steel plants and mills are located along our rail lines, and a large amount of finished products from these mills are exported to manufacturers in the U.S., while the remainder is used domestically. We also seek to convert the traffic flowing from the mines, quarries and smelters within Mexico to our rail lines. We currently transport iron, steel and other metals, minerals and ore products from mills at Lázaro Cárdenas to steel plants and mills in northern Mexico. Finished products such as steel coil used in the production of higher-end finished products such as automobiles, household appliances and other consumer goods, are imported through Nuevo Laredo and through seaports served by our rail lines, as well as the port of Brownsville. Our customers include IMSA-MEX, S.A. de C. V., Hylsa, S.A. de C. V., Siderúrgica Lázaro Cárdenas Las Truchas, S.A. de C. V., and Cementos Apasco, S.A. de C. V.
     Cement is one of the most widely used commodities in construction in Mexico and is produced throughout the country for both domestic use and export to the U.S. Two major companies in Mexico which move their products with us are CEMEX and Cementos Apasco, S.A. de C. V. Due to its bulk and density, cement is ill-suited for road transport and, as a result, is hauled almost exclusively by rail.
   Chemical and Petrochemical Products
     In 2005, $126.6 million, or 17.6 % of our total transportation revenues, was derived from the movement of chemical and petrochemical products. For the year 2005, our revenues increased by 0.7% from 2004. Domestic revenues increased, as a result of a higher consumption of diesel and gasoline during 2005.
     The chemical and petrochemical products we transport consist of petrochemical products imported from the U.S. into Mexico and domestic traffic consisting of fuel transported from PEMEX Refinanción (“PEMEX”) refineries to regional distribution centers and power plants owned by the Comisión Federal de Electricidad (the Mexican Federal Electricity Commission (“CFE”), the Mexican government-owned electric utility. CFE is a major user of fuel oil, much of which is transported from PEMEX refineries to CFE power generating plants near our rail lines. We operate a unit train dedicated to transporting these fuels for CFE. We transport fuel oil from PEMEX, refineries located in Salamanca and Tula to Lázaro Cárdenas.

     Transportation of plastics for M&G Polimeros S.A. de México, Exxon Mobil S.A., Dow Chemicals and Bulkmatic S.A., and transportation of soda ash for Vitro, Quimir, Modelo contributed to our revenue growth in 2005.
   Automotive Products
     Our automotive revenues during 2005 were $115.7 million, or 16.1% of our total transportation revenues.
     During 2005, the automotive revenues decreased by 3.4% from 2004. This revenue reduction is a consequence of the decline in production due to the continued recession in the North American automotive industry and the closure of the DaimlerChrysler plant in Lago Alberto, and the subsequent relocation of its production facilities to Encantada in Coahuila.
     The automotive products we transport consist primarily of automotive parts imported into Mexico for assembly in Mexican auto plants, and finished vehicles exported to the U.S. and Canada, and to some extent imported finished vehicles. We have started to convert the potential for growth in the domestic automobile distribution market through automotive ramps at Aguascalientes, Monterrey, Toluca and Veracruz. We believe that we will enhance our ability to move finished automobiles cost-effectively in the international and domestic markets and to convert this traffic from truck to rail transport by providing service superior to that provided by our predecessor and that provided by the trucking industry.
   Manufactured Products and Industrial Products
     For the year 2005, $100.2 million, or 14.0% of our total transportation revenues, were derived from the movement of manufactured products and industrial products. Our revenues generated in this product category increased by 7.1% from 2004. Growth in this segment was a consequence of the strong transportation of beer, paper and pulpwood and recovery of traffic from barge movements, as well as new traffic. Additionally, beer showed an increase of 47.0% in export traffic due to higher production to cover demand in the U.S. market. Home appliances revenue increased, driven mainly by higher exports to the U.S. market. Revenue related to scrap paper also increased due to a recovery of traffic that was lost in 2004 to barge traffic and obtaining new traffic.
     The manufactured and consumer products that we transport include home appliances, textiles, ceramic tile, scrap paper, glass, paper, beer and pulp. We also transport a variety of industrial products such as machinery, including boilers, generators, turbines, tanks and transformers, processed foods and nonperishable products. Processed food products produced in Mexico are both exported for consumption abroad and consumed domestically. Currently, trucks transport a significant percentage of processed foods and nonperishable products. We believe there are opportunities for revenue growth in the industrial products segment, including manufactured products and paper products, mainly through the conversion of cargo from Mexican and U.S. companies from truck to rail transport.
     Through KCSM we have a long-term contract with Mabe, S.A. de C. V. (“Mabe”) to transport all the appliances it exports to the U.S. and most of the products it distributes domestically. Mabe is the largest Mexican home appliance manufacturer, 49.0% of which is owned by the General Electric Company (GE). Mabe produces most of the gas and electric ranges sold in the U.S. under the “GE” brand and refrigerators exported to the U.S.
     We believe that bulk products such as paper, including tissue paper, corrugated paper, brown paper, newsprint and others packaging paper, and pulp can be shipped at cost-effective rates by rail from manufacturing plants located near our rail lines to regional distribution centers and directly to the retailer. The majority of the paper and forest products presently carried on our rail lines consist of scrap paper, printing paper, brown paper and wood pulp imported from the southeastern U.S., Canada and Texas to paper mills, newspaper publishers, and printers in major population centers in Mexico.

     Large volumes of paper products are manufactured in Mexico at plants near our rail lines by companies such as Kimberly-Clark de Mexico, S.A. de C. V., Smurfit, S.A., Grupo Pipsamex, S.A. de C. V., Copamex and SCA for domestic and international consumption, or are imported into Mexico from U.S. paper companies such as MeadWestvaco, International Paper, Rayonier, Weyerhaeuser, Bowater and Koch Cellulose.
   Intermodal Freight
     For the year 2005, $57.3 million, or 8.0%, of our total transportation revenues were derived from intermodal freight, which entails hauling products in freight containers in combination with transport by water, rail and/or motor carriers, with rail carriers serving as the link between the other modes of transportation. During the year 2005, our revenues in this product category increased by 13.5%, from 2004. This increase was mainly attributable to the consolidation of steamship service at the port of Lázaro Cárdenas.
Sales and Marketing
     Our marketing and sales efforts are designed to grow and expand our current business base by focusing on truck conversion up the supply chain and securing existing traffic with current customers through long-term contracts. Emphasis is being placed on attracting new business in the U.S., Canada and Mexico. We believe these efforts will continue to benefit from NAFTA as well as the development of the port of Lázaro Cárdenas.
     With respect to intermodal customers, we will be working in conjunction with the rest of the KCS rail lines in offering single line services between Lázaro Cárdenas and the U.S., Mexico City proper and the U.S., and Monterrey proper and the U.S. We will also develop services for Lázaro Cárdenas into Mexico City proper and Monterrey proper.
     To meet the needs of customers shipping commodities in carload units, such as agricultural products, chemicals and automotive products, we will work with Tex-Mex and KCSR in capitalizing upon our strategic advantage resulting from our direct access to key ports and interchange points through our rail lines, which connect with the extensive route structures of Tex-Mex, KCSR, the Union Pacific Railroad and other major U.S. and Canadian rail carriers.
     A significant portion of our contracts are both quoted and settled in U.S. dollars, and the vast majority of additional freight services are quoted in U.S. dollars and settled at a U.S. dollar-Mexican peso exchange rate which approximates a U.S. dollar-denominated contract. We are continuing to move forward with executing dollar-denominated contracts, and we believe that a majority of our contracts are currently denominated in U.S. dollars.
SICOTRA
     Through KCSM, we have a license to use SICOTRA, a Union Pacific Technologies system, for among other purposes, the reporting of car movements in train and yard operations and the processing of bill of lading information.
Management Control System (“MCS”)
     In 2005, we proceeded with plans to upgrade our communication infrastructure and systems in anticipation of installing KCS’s computerized MCS in 2006. This state-of-the-art system will replace SICOTRA and is designed to provide better analytical tools for management to use in its decision-making processes. MCS, among other things, delivers work orders to yard and train crews to ensure that the service being provided reflects what was sold to the customer. The system also tracks individual shipments as they move across the rail system, compares that movement to the service sold to the customer and automatically reports the shipment’s status to the customer and to operations management. If a shipment falls behind schedule, MCS automatically generates alerts and action recommendations so that corrective action can be promptly initiated.
     We expect MCS to provide better analytical tools for management to use in its decision-making process. We anticipate that MCS will provide more accurate and timely information on, among other things, terminal dwell time, car velocity through terminals and priority of switching to meet schedules. A data warehouse is expected to provide an improved decision support infrastructure. By making decisions based upon that information, we expect to improve service quality and utilization of locomotives, rolling stock, crews, yards, and line of road and thereby reduce cycle times and costs. With the implementation of service scheduling, we also expect MCS to provide improved customer service through improved advanced planning and real-time decision support. By designing all new business processes around workflow technology, we expect to more effectively follow key operating statistics to measure productivity and improve our operating performance.
     We expect MCS to improve clerical and information technology group efficiencies. We believe that information technology and other support groups will be able to reduce maintenance costs, increase their flexibility to respond to new requests and improve productivity. By using a layered design approach, MCS is expected to have the ability to extend to new technology as it becomes available. MCS can be further modified to connect customers with additional applications via the Internet and is intended to be constructed to support multiple railroads, permit modifications to accommodate the local language requirements of the area and operate across multiple time zones. A later enhancement of MCS is expected to also include revenue and car accounting systems.
Train Dispatching System
     We are presently utilizing two types of train dispatching systems:
•	A radio-based track warrant control system is in place over approximately 1,747 miles of track, representing approximately 66% of our rail lines. It utilizes direct radio communication between dispatchers and engineers combined with specific track assignments to coordinate train movements and dispatching.

•	A centralized traffic control system, or CTC system, which allows a central dispatcher in Monterrey to manage track operations between Mexico City and Nuevo Laredo, is in place over an aggregate distance of 892 track miles, representing approximately 34% of our rail lines.
     To improve operating efficiencies, the dispatchers covering all portions of our rail lines, under both the radio-based track warrant control and CTC systems, are now using the same computer system. This computer system is scheduled for replacement as part of a KCS company-wide initiative to have all KCS rail lines on the same computerized dispatching system in 2006.
Documentation and Billing System
     We have developed, tested and fully implemented a state-of-the-art documentation and billing system that allows our customers to use the Internet to track and trace their railcars, access online documentation and use predetermined templates to expedite the process and ensure consistency and quality of information.
Online Customer Service
     In the customer service area, we have converted our Internet home page into a comprehensive tool permitting customers to track the delivery of their shipments and obtain a wide range of information regarding our services.

Besides providing information about our business areas and services, our web site provides customers with access to multiple services including:
•	electronic waybilling;

•	“Track and Trace”;

•	AEI (Automatic Equipment Identification) readouts;

•	KCSM graphical rail network;

•	equipment order monitoring;

•	rate inquiries;

•	equipment historical information;

•	an automatic delivery reporting feature which can be customized by the user based on the day of the week and delivery time and can handle up to 10 delivery recipients;

•	invoice inquiries; and

•	train schedule and other information.
Subsidiaries and Principal Affiliates
   Arrendadora TFM
     Arrendadora TFM, KCSM’s 98%-owned subsidiary, was incorporated on September 27, 2002 as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico, and its only operation is the leasing to us of the locomotives and cars acquired by us through the privatization and subsequently transferred by us to Arrendadora TFM.
   Mexico Valley Railroad and Terminal (FTVM)
     FTVM was incorporated as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. The corporate purpose of the company is to provide railroad services as well as ancillary services, including those related to interconnection, switching and haulage services. KCSM holds 25.0% of the share capital of this company. The other shareholders of FTVM, each holding 25.0%, are Ferromex, Ferrosur and the Mexican government. Ferromex and Ferrosur are currently under the common control of Grupo Mexico, S.A. de C.V. (“Grupo Mexico”).
   Mexrail
     Mexrail, which is also a wholly owned subsidiary of KCS, owns 100% of Tex Mex, which in turn operates a 157 mile rail line extending from Laredo to the port city of Corpus Christi, Texas. Tex-Mex connects with our rail lines at the U.S./Mexico border at Laredo and connects to KCSR through trackage rights at Beaumont, Texas. Mexrail owns the northern half of the rail-bridge at Laredo, Texas, while we operate the southern, or Mexican, portion of the international rail bridge at Nuevo Laredo, which spans the Rio Grande River between the U.S. and Mexico. Laredo is a principal international gateway through which more than 50% of all rail and truck traffic between the U.S. and Mexico crosses the border.
     On March 27, 2002, we acquired from Grupo TMM and KCS all of the outstanding stock of Mexrail. On August 16, 2004, we entered into an agreement with KCS to sell to KCS Mexrail shares representing 51% ownership of Mexrail for approximately $32.7 million. The Mexrail shares were placed in a voting trust pending regulatory approval by the United States SurfaceTransportation Board (“STB”) of KCS’s common control of Tex-Mex, KCSR and the Gateway Eastern Railway Company (“Gateway Eastern”). On November 29, 2004, the STB approved KCS’s application for authority to control Tex-Mex and the U.S. portion of the international rail bridge at Laredo, Texas. On January 1, 2005, the shares representing 51% of Mexrail were released from the voting trust to KCS, and KCS took control of Tex-Mex. We continue to own 49% of the stock of Mexrail.

Competition
     We face significant competition from trucks and other railroads and expect such competition to continue to be significant. In general, most freight in Mexico is transported by truck or rail. Freight terminating or originating in our service territory is primarily transported by truck. Competition with other modes of transportation is generally based on rates charged, as well as the quality and reliability of the service provided. We believe that other competitive factors for freight transport are lead time for orders, protection of goods, transit time, adequacy of the equipment and the provision of other value added services such as traceability of shipments and availability of rates through the Internet.
     Some segments of our freight traffic, notably intermodal freight, experience price competition from trucks, although the operating efficiencies we are achieving may lessen the impact of price competition. Although truck transport has generally been more expensive than rail transport, in some circumstances, the trucking industry can provide effective rate and service competition, because trucking requires smaller capital investments and maintenance expenditures and allows for more frequent and flexible scheduling.
     We believe that we may be able to capture freight traffic currently being carried by truck in part as a result of the following factors:
•	Rail transport prices are generally lower than truck prices. This is due in part to the fact that less labor is required to haul cargo by rail.

•	With our customer service structure and substantial capital improvements, we believe that we have created a customer oriented business which, together with our other competitive advantages, is making our freight services more attractive than those presently offered by trucking concerns.
     We also face competition from the other privatized railroads in Mexico, particularly from Ferromex. Ferromex and Ferrosur, which are currently under the common control of Grupo Mexico, together provide rail coverage nationwide (except for Laredo and Lázaro Cárdenas, and together own 50% of the share capital of FTVM and the Mexico City terminal. We have experienced, and continue to experience, competition from Ferromex. Ferromex’s rail lines link Mexico City with U.S. border crossings at Piedras Negras, Ciudad Juárez, Nogales and Mexicali and also serve the city of Guadalajara and the ports of Tampico on the Gulf of Mexico and Manzanillo on the Pacific Ocean. The Union Pacific Railroad owns a minority interest in Ferromex. Ferromex directly competes with us in some areas of our service territory, including Tampico and Mexico City. We experience aggressive price competition with Ferromex in freight rates. This rate competition has adversely affected and may continue to adversely affect our financial results. In addition, we encounter direct competition from Ferrosur on the Mexico City to Veracruz route.
     Under the concession, we are required to grant trackage rights to Ferromex, Ferrosur, two short line railroads and FTVM. These rights will give Ferromex more direct access to the Querétaro and Mexico City markets. In turn, the other railroads are required to grant rights to KCSM which will allow us to directly access the Guadalajara market, Mexico’s third largest industrial and commercial center via Ferromex routes.
     The Mexican railroad services law and regulations and the concession contain various other provisions designed to introduce competition in the provision of railroad services. While the Mexican railroad services law and regulations allow us to establish our operating policies and freight service rates, we are subject to limited rate regulation in certain circumstances. With respect to freight services over our rail lines, the SCT may grant concessions to third parties or rights to other rail carriers additional to those set forth in the concession beginning in June 2027.

     Although we believe that services provided within our service territory by maritime transportation are generally complementary to our operations, we do face limited competition from the shipping industry with respect to certain products, including chemicals transported by barges.
     In February 2001, a NAFTA tribunal ruled in an arbitration between the U.S. and Mexico that the U.S. must allow Mexican trucks to cross the border and operate on U.S. highways. Under NAFTA, Mexican trucks were to have unrestricted access to highways in the U.S. border states by 1995 and full access to all U.S. highways by January 2000. However, the U.S. did not follow the timetable because of concerns over Mexico’s trucking safety standards. On March 14, 2002, as part of its agreement under NAFTA, the U.S. Department of Transportation issued safety rules that allow Mexican truckers to apply for operating authority to transport goods beyond the 20-mile commercial zones along the U.S.-Mexico border. These safety rules require Mexican carriers seeking to operate in the U.S. to pass, among other things, safety inspections, obtain valid insurance with a U.S. registered insurance company, conduct alcohol and drug testing for drivers and obtain a U.S. Department of Transportation identification number. Under the rules issued by the U.S. Department of Transportation, it was expected that the border would have been opened to Mexican carriers in 2002. However, in January 2003, in response to a lawsuit filed in May 2002 by a coalition of environmental, consumer and labor groups, the U.S. Court of Appeals for the Ninth Circuit in San Francisco issued a ruling which held that the rules issued by the U.S. Department of Transportation violated federal environmental laws because it had failed to adequately review the impact on air quality in the U.S. of rules allowing Mexican carriers to transport beyond the 20-mile commercial zones along the U.S.-Mexico border. The Court of Appeals ruling required the U.S. Department of Transportation to perform an Environmental Impact Statement of the Mexican truck plan and to certify compliance with the U.S. Clean Air Act requirements. The U.S. Department of Transportation subsequently requested the U.S. Supreme Court to review the Court of Appeals ruling and, on December 15, 2003, the U.S. Supreme Court granted the U.S. Department of Transportation’s request. On June 7, 2004, the U.S. Supreme Court unanimously overturned the Court of Appeals ruling. Although the U.S. Department of Transportation is no longer required to perform an Environmental Impact Statement under the U.S. Supreme Court’s ruling, the U.S. and Mexico must still complete negotiations regarding safety inspections before the border is opened. We cannot predict when these negotiations will be completed.
Government Regulation
   Railroad Regulation
     The Mexican railroad services law and regulations provide the overall general legal framework for the regulation of railroad services in Mexico. Under the Mexican railroad services law and regulations, a provider of railroad services, such as us, must operate under a concession granted by the SCT. Such a concession may only be granted to a Mexican corporation and may not be transferred or assigned without the approval of the SCT. The law permits foreign investors to hold up to 49.0% of the capital stock of such a corporation, unless a greater percentage of foreign investment is authorized by the Mexican Foreign Investment Commission. On October 5, 2004, KCS was notified by the Mexican Foreign Investment Commission of its approval of KCS’s acquisition of the indirect controlling owner of KCSM. We are also subject to the Ley General de Bienes Nacionales (the General Law on National Assets), which regulates all assets that fall within the public domain and by various other laws and regulations.
     The SCT is principally responsible for regulating railroad services in Mexico. The SCT has broad powers to monitor our compliance with the concession and it can require us to supply it with any technical, administrative and financial information it requests. We must comply with the investment commitments established in our business plan, which forms an integral part of the concession, and must update the plan every five years. The SCT treats our business plans confidentially. The SCT monitors our compliance with efficiency and safety standards as set forth in the concession. The SCT reviews, and may amend, these standards every five years.
     The Mexican railroad services law and regulations provides the Mexican government certain rights in its relations with us under the concession, including the right to take over the management of KCSM and our railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such a power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes.

     In addition, under the concession and the Mexican railroad services law and regulations, the SCT, in consultation with the Mexican Antitrust Commission, under certain circumstances may determine that there is a lack of competition in the railroad industry, in which case the SCT would have the authority to set our rates for rail freight services.
   Environmental Regulation
     Our operations are subject to Mexican federal laws and regulations relating to the protection of the environment. The primary environmental law in Mexico is the General Law of Ecological Balance and Environmental Protection. The Mexican federal agency in charge of overseeing compliance with, and enforcing the federal environmental laws, is the Secretaría del Medio Ambiente y Recursos Naturales (Ministry of Environmental Protection and Natural Resources). The Procuraduría Federal de Protección al Ambiente (Attorney General for Environmental Protection) has the power to bring administrative proceedings and impose corrective actions and economic sanctions against companies that violate environmental laws, and temporarily or permanently close non-complying facilities. The Ministry of the Environment and Natural Resources and other authorized ministries have promulgated standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances, and transportation and handling of hazardous and solid waste. In addition, we are subject to the environmental laws and regulations issued by the governments of each of the states of Mexico where our facilities are located. The terms of the concession also impose on us certain environmental law compliance obligations.
     Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of our concession. We believe that all facilities that we operate are in substantial compliance with applicable environmental laws, regulations and agency agreements. There are currently no material legal or administrative proceedings pending against us with respect to any environmental matters, and management does not believe that continued compliance with environmental laws will have a material adverse effect on our financial condition or results of operations. We cannot predict the effect, if any, that the adoption of additional or more stringent environmental laws and regulations would have on our results of operations, cash flows or financial condition.
   Improvements, Maintenance and Repair
     Through KCSM, we have entered into locomotive maintenance agreements with Alstom Transporte, S.A. de C.V. (“Alstom”), GE Transportation Systems, México, S.A. de C.V. (“GE”), GETS Locomotive Services, S.A de C.V., and MPI Noreste, S.A. de C.V. (“MPI”) (which was recently acquired by GE.), under which these contractors provide both routine maintenance and major overhauls. Routine maintenance includes periodic inspections, oils and lubricants, filters, maintenance of wheel profiles, compression and other engine checks and all repairs. Our locomotives are inspected in full compliance with those regulations as required by the U.S. Federal Railroad Administration (“FRA”), which enables our locomotives to operate in the U.S. pursuant to interchanges with major U.S. railroads. Major overhauls are performed every 600,000 to 1,000,000 miles for rebuilt locomotives, and every 756,000 to 1,000,000 miles or 26,000 to 28,000 Megawatts — Hour for new locomotives. Our maintenance contracts require that our locomotives be available for freight service 93.0% to 95% of the time.
     We believe that the outsourcing of our locomotive maintenance provides us with significant advantages by relieving us of locomotive maintenance requirements while allowing us to focus on implementing our operating initiatives in order to provide efficient and reliable rail service. By outsourcing we also avoid the need to incur the significant expenditures associated with locomotive maintenance facilities. Our locomotive maintenance contract with MPI expires in 2014, our maintenance contract with Alstom expires in 2009 and our contracts with GE expire in 2018.
     Our maintenance-of-way personnel coordinate the maintenance of our track, hiring third parties primarily to perform roadway repairs and track laying and surfacing. We may also purchase other maintenance-of-way services from time to time, including when we lack in-house expertise to perform services or when the nature or location of the required maintenance work makes the hiring of third parties a cost-effective alternative to utilizing our personnel to perform such maintenance.

   Refurbishing of Our Route
     In May 2000, through KCSM, we entered into a track maintenance and rehabilitation agreement with Alstom pursuant to which it is providing both routine and major rehabilitation of our Celaya-Lázaro Cárdenas line, which comprises approximately 350 miles of track. In each of 2005 and 2004, our maintenance and rehabilitation expenses under this contract amounted to $3.4 million. Under this agreement, we are committed to paying a total of approximately $101.9 million for maintenance and rehabilitation of this route over a period of 12 years. As of December 31, 2005, we have paid $76.7 million under this agreement.
     Our capital improvements program is described in more detail under the caption “Failure to make capital expenditures could result in the revocation of our concession and adversely affect our financial condition” under Item 1A, “Risk Factors,” and in the discussion of “Capital Expenditures and Divestitures” under Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report.
Insurance
     Our business is subject to a number of risks, including: (i) mechanical failure, (ii) collision, (iii) property loss, (iv) cargo loss or damage, and (v) business interruption due to natural disasters, political circumstances, hostilities and labor strikes. In addition, the operation of any railroad is subject to the inherent possibility of catastrophic disaster, including chemical spills and other environmental mishaps.
     Our present insurance coverage insures against the accident-related risks involved in the conduct of our business, and is consistent with industry practice and the requirements of the concession and the Mexican railroad services law and regulations. Our insurance policy also provides for “per-incident” maximum amounts which vary depending upon the nature of the risk insured against. Our policy is renewable on an annual basis and expires in June, 2006. The Mexican railroad services law and regulations provide that, if we receive insurance proceeds in respect of any damage to our rail lines, those proceeds shall be applied to the repair or remediation of such damage or, in the event that we elect not to undertake such repairs, these proceeds must be paid to the Mexican government.
Item 1A. Risk Factors.
Risk Factors Relating to Our Debt
Our substantial indebtedness could adversely affect our financial position and our ability to meet our obligations under our debt instruments.
     We have a substantial amount of debt and significant debt service obligations. As of December 31, 2005, we and KCSM together had total outstanding indebtedness of $908.2 million, consisting of (i) $102.1 million under a new credit facility dated October 24, 2005, or the New Credit Agreement, (ii) $788.4 million of senior unsecured indebtedness, (iii) $1.3 million of secured indebtedness, and (iv) $16.4 million fair value adjustment resulting from the push down accounting. Our stockholders’ equity was $1,198.5 million as of December 31, 2005, resulting in a debt to total capitalization ratio of 43.1%. On October 28, 2005, KCSM refinanced its existing term loan indebtness outstanding under a credit agreement dated June 24, 2004, or the 2004 Credit Agreement, by replacing the 2004 Credit Agreement with the New Credit Agreement. This transaction is described in more detail in the discussion of “Recent Developments” under Item 7 of this Annual Report, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

     Our substantial indebtedness could interfere with our ability to pay interest and principal on our debt, and may have important consequences for our operations and capital expenditure requirements, including the following:
•	we will have to dedicate a substantial portion of our cash flow from operations to the payment of principal, premium, if any, or interest on our debt, which will reduce funds available for other purposes;

•	we may not be able to fund capital expenditures, working capital and other corporate requirements;

•	we may not be able to obtain additional financing, or to obtain it at acceptable rates;

•	our ability to adjust to changing market conditions and to withstand competitive pressures could be limited, and we may be vulnerable to additional risk if there is a downturn in general economic conditions or in our business;

•	we may be exposed to risks in exchange rate fluctuations because any fluctuation of the peso relative to the dollar could impact our ability to service debt; and

•	we may be at a competitive disadvantage compared to our competitors that have less leverage and greater operating and financing flexibility than we do.
Failure to comply with restrictive covenants in our existing contractual arrangements could accelerate our repayment obligations under our debt.
     The indentures relating to our outstanding debt securities and the New Credit Agreement contain a number of restrictive covenants, and any additional financing arrangements we enter into may contain additional restrictive covenants. The New Credit Agreement contains covenants that are more restrictive than those contained in the indentures relating to our securities, including, but not limited to, certain financial covenants which require us to maintain specified financial ratios. These covenants restrict or prohibit many actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions.
     As a result of the covenants and restrictions contained in the indentures and in our New Credit Agreement, we are limited in how we conduct our business and we may be unable to compete effectively or to take advantage of new business opportunities. Any breach of these covenants could result in a default under the indentures and the New Credit Agreement.
     We cannot assure you that we will be able to remain in compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants. At the same time, there are exceptions to many of these covenants, and we cannot assure you that the limitations referred to above will protect you in all circumstances.
Risk Factors Relating to Our Business
We may not be successful at reducing our operating costs and increasing our operating efficiencies.
     We must continue to reduce our operating costs and increase our operating efficiencies to achieve further cost savings in future periods. We cannot assure you that we will be able to achieve all of the cost savings that we expect to realize from current initiatives. In particular, we may be unable to implement one or more of our initiatives successfully or we may experience unexpected cost increases that offset the savings that we achieve. Our failure to realize cost savings may adversely affect our results of operations.

The Mexican government may revoke or limit our concession under a number of circumstances.
     Through KCSM, we operate under a 50-year concession granted by the Mexican government. The Mexican government may terminate the concession if, among other things, there is an unjustified interruption of the operation of our rail lines, we charge tariffs higher than the tariffs we have registered, we restrict the ability of other Mexican rail operators to use our rail lines, we fail to make payments for damages caused during the performance of services, we fail to comply with any term or condition of the Ley Reglamentaria del Servicio Ferroviaria (Law Regulating Railroad Services, or Mexican railroad services laws and regulations), we fail to make the capital investments required under our five-year plan filed with the SCT, or we fail to maintain an obligations compliance bond and the insurance coverage specified in the Mexican railroad services laws and regulations. In addition, the concession revokes automatically in the event we change our nationality or we assign, or create any lien on, the concession without the SCT’s approval.
     On April 6, 2006 and April 7, 2006, the SCT initiated sanction proceedings against us, claiming that we have failed in the years 2004 and 2005 to make the minimum capital investment projected under our five-year business plan filed with the SCT. We must answer the SCT’s letter of April 6 before April 20, and the letter of April 7 by May 4, 2006. In each case, we anticipate providing the SCT with arguments explaining our capital investment program and arguing that sanctions are not appropriate. If these proceedings are determined adversely to us and sanctions imposed, we would be subject to fines or possible the revocation of the concession if the SCT imposes sanctions on three additional occasions over the remaining term of the concession.
     On April 6, 2006 and April 7, 2006, the SCT initiated sanction proceedings against KCSM, claiming that KCSM failed in the years 2004 and 2005 to make the minimum capital investment projected under its five-year business plan filed with the SCT. KCSM must answer the SCT’s letter of April 6 before May 2, and the letter of April 7 by May 4, 2006. In each case, we anticipate providing the SCT with arguments explaining our capital improvement program and arguing that sanctions are not appropriate. If these proceedings are determined adversely to KCSM and sanctions imposed, KCSM would be subject to fines or possible revocation of the concession if the SCT imposes sanctions on three additional occasions over the remaining term of the concession.
     Under the concession, we have the right to operate our rail lines, but we do not own the land, roadway or associated structures. If the Mexican government legally terminates the concession, it would own, control and manage such public domain assets used in the operation of our rail lines. The Mexican government may also temporarily seize control of our rail lines and our assets in the event of a natural disaster, war, significant public disturbances, or imminent danger to the domestic peace or economy. In such a case, the SCT may restrict our ability to exploit the concession fully for such time and in such manner as the SCT deems necessary under the circumstances, but only for the duration of any of the foregoing events.
     Mexican law requires that the Mexican government pay us compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican railroad services law and regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate us for our losses and may not be timely made.
Failure to make capital expenditures could result in the revocation of our concession and adversely affect our financial condition.
     Our business is capital intensive and requires substantial ongoing expenditures for, among other things, improvements to roadway, structures, technology, acquisitions, leases and repair of equipment and maintenance of our rail system. Our failure to make necessary capital expenditures could impair our ability to service our existing customers or accommodate increases in traffic volumes. In addition, our railroad concession from the Mexican government requires us to make ongoing investments and undertake capital projects in accordance with successive five-year business plans approved by the Mexican government.
     We have funded, and expect to continue to fund, capital expenditures with funds from operating cash flows, leases and, to a lesser extent, vendor financing. We may not be able to generate sufficient cash flows from our operations or obtain sufficient funds from external sources to fund our capital expenditure requirements. If financing is available, it may not be obtainable on terms acceptable to us and within the limitations contained in the indentures and other agreements relating to our debt. If we are unable to complete our planned capital improvement projects, our ability to service our existing customers or accommodate increases in our traffic volumes may be limited or impaired and our business plan commitments with the Mexican government may be at risk, requiring us to seek waivers to the business plan. We may defer capital expenditures with respect to such business plan with the permission of the SCT. However, the SCT might not grant this permission, and our failure to comply with our commitments in our business plan could result in the Mexican government revoking the concession. We cannot assure you that the Mexican government would grant us such waivers. If such waivers are not obtained and our concession is revoked, this would adversely affect our financial condition.

Significant competition from other railroads could adversely affect our financial condition.
     We face significant competition in some industry segments from other railroads, in particular Ferrocarril Mexicano, S.A. de C.V., or Ferromex, the operator of the largest railway system in Mexico, which are in close proximity to our rail lines. In particular, we have experienced and continue to experience competition from Ferromex with respect to the transport of a variety of products. The rail lines operated by Ferromex run from Guadalajara and Mexico City to four U.S. border crossings west of the Nuevo Laredo-Laredo crossing, providing an alternative to our routes for the transport of freight from those cities to the U.S. border. In addition, Ferromex directly competes with us in some areas of our service territory, including Tampico, Saltillo, Monterrey and Mexico City. Ferrosur, S.A. de C.V., or Ferrosur, which operates the Southeast Rail Lines, competes directly with us for traffic to and from southeastern Mexico. Ferrosur, like us, also serves Mexico City, Puebla and Veracruz.
     In November, 2005, Grupo Mexico, the controlling shareholder of Ferromex, acquired all of the shares of Ferrosur. Grupo Mexico’s control of Ferromex and Ferrosur remains subject to approval of the Mexican Competition Commission. The common control of Ferromex and Ferrosur would give Grupo Mexico control over a nationwide railway system and ownership of 50% of the shares of the Mexico Valley Terminal and Railway Company.
     Ferromex and Ferrosur may have greater financial resources than we have, which among other things, may give them greater ability to reduce freight prices. Price reductions by competitors would make our freight services less competitive, and we cannot assure you that we would be able to match these rate reductions. In recent years, we have experienced aggressive price competition from Ferromex in freight rates for agricultural products, which has adversely affected our results of operations. Our ability to respond to competitive measures by decreasing our prices without adversely affecting our gross margins and operating results will depend on, among other things, our ability to reduce our operating costs. Our failure to respond to competitive pressures, and particularly price competition, in a timely manner could have a material adverse effect on our financial condition.
     In recent years, there has also been significant consolidation among major North American rail carriers. The resulting merged railroads may attempt to use their size and pricing power to affect our access to efficient gateways and routing options that are currently and have been historically available. We cannot assure you that further consolidation will not have an adverse effect on our financial condition.
Significant competition from trucks could adversely affect our financial condition.
     We also face significant competition from trucks. In the past, the trucking industry has significantly eroded the railroad’s market share of Mexico’s total overland freight transportation by providing effective rate and service competition. Trucking requires substantially smaller capital investments and maintenance expenditures than railroads and allows for more frequent and flexible scheduling. In addition, Mexican truckers are able to deliver to points in the U.S. under relaxed NAFTA rules. We cannot assure you that we will not lose business in the future due to our inability to respond to competitive pressures by decreasing our prices without adversely affecting our gross margins and operational results.
     A material part of our projected revenue growth during the next few years is expected to result from increased truck-to-rail traffic conversion. There can be no assurance that we will have the ability to continue to convert traffic from truck to rail transport or that we will retain the customers that we have already converted. If the railroad industry, in general, and we, in particular, are unable to preserve competitive advantages vis-à-vis the trucking industry, our business plan may not be achieved and our financial condition could be adversely affected.
A significant percentage of our transportation revenues has historically been derived from the automotive industry, which has had difficulties in recent years.
     Our transportation revenues derived from the transport of automotive products declined to $115.7 million in 2005 from $119.8 million in 2004. General Motors, DaimlerChrysler and Ford Motor Co. were among our most significant customers, together representing approximately 14.4% of our total revenues in 2005. Our automotive revenues in 2005 decreased due to the continued recession in the North American automotive industry and the lack of demand for those automobile models manufactured in Mexico.

The rates for trackage rights set by the SCT may not adequately compensate us.
     Pursuant to our concession, we are required to grant rights to use portions of our tracks to Ferromex, Ferrosur and FTVM. The concession stipulates that Ferromex, Ferrosur and FTVM are required to grant to us rights to use portions of their tracks.
     The concession classifies trackage rights as short trackage rights and long-distance trackage rights. Although all of these trackage rights have been granted under the concession, no railroad has actually operated under the long-distance trackage rights because the means of setting rates for usage and other related terms of usage have not been agreed upon. Under the Mexican railroad services law and regulations, the rates that we may charge for rights to use our tracks must be agreed upon in writing between us and the party to which those rights are granted. However, if we cannot reach an agreement on rates with rail carriers entitled to trackage rights on our rail lines, the Mexican government is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate us.
     We have not been able to reach an agreement with Ferromex regarding rates each of us is required to pay the other for trackage rights, interline services and haulage rights. We and Ferromex are involved in civil, judicial and administrative proceedings in connection with the amounts payable to each other for interline services, haulage and trackage rights. Some of those procedures continue under litigation and therefore are pending final resolution. Any resolution of such procedures adverse to us could have a negative impact on our business and operations. See “Legal Proceedings — Other Litigation — Disputes with Ferromex.” In addition, under the Mexican railroad services laws and regulations, acts or omissions that impede the activities of other concessionaires, including the use of trackage rights, may result in the revocation of our concession.
Downturns in the U.S. economy, Mexican economy, U.S.-Mexico trade, certain cyclical industries in which our customers operate, the global economy or fluctuations in the peso-dollar exchange rate could have adverse effects on our financial condition.
     Downturns in the U.S. or Mexican economy or in trade between the U.S. and Mexico will likely have adverse effects on our business and results of operations. Mexican exports to the U.S. of manufactured goods, beer, metals and minerals, automobiles, chemical and petrochemical products and other products, many of which we transport, are an important element of U.S.-Mexico trade. In addition, a significant portion of our business consists of imports into Mexico from the U.S. The level of our business activity depends heavily on the U.S. and Mexican economies and markets, the relative competitiveness of Mexican and U.S. products at any given time and on existing and new tariffs or other barriers to trade. For example, the recent downturn in the U.S. economy has had an adverse effect on our revenues in all product categories, particularly in the automotive segment. Future economic downturns may have a material adverse effect on our results of operations and our ability to meet our debt service obligations.
     Some of our customers operate in industries that experience cyclicality, including the agricultural, automotive, manufacturing and construction sectors. Any downturn in these sectors due to the effects of cyclicality or otherwise could have a material adverse effect on our operating results. Also, some of the products we transport have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by supply and demand factors in the relevant markets. For example, global steel and petrochemical prices have decreased in the past. We cannot assure you that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, our financial condition.
     Our business may also be adversely affected by downturns in the global economy or in particular regions of the global economy. In addition, fluctuations in the peso-dollar exchange rate could lead to shifts in the types and volumes of Mexican imports and exports as manufacturers and raw material suppliers seek to minimize the effect of exchange rate movements by seeking other markets for their business.
     Although a decrease in the level of exports of some of the commodities that we transport to the U.S. may be offset by a subsequent increase in imports of other commodities we haul into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. The level of U.S.-Mexico trade and the development of U.S.-Mexican trade negotiations or agreements in the future are beyond our control, and may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities we transport.

The Mexican government may restrict our ability to operate our concession on a profitable basis by setting tariffs for rail freight services.
     Under the concession and Mexican law, we may freely set our tariffs for rail freight services, but we must register our tariffs with the SCT before they become effective. Under the Mexican railroad services law and regulations, the SCT reserves the right to set tariffs if, in consultation with the Comisión Federal de Competencia (the Mexican Antitrust Commission), it determines that effective competition does not exist. The Mexican Antitrust Commission, however, has not published guidelines regarding the factors that constitute a lack of competition. It is therefore unclear under what particular circumstances the Mexican Antitrust Commission would deem a lack of competition to exist. If the SCT intervenes and sets tariffs, the rates it sets may be too low to allow us to operate profitably.
Traffic congestion or similar problems experienced in the U.S. or Mexican railroad system may adversely affect our operations.
     Traffic congestion experienced in the U.S. railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from Mexico and adversely affect our operations. This system congestion may also result in certain equipment shortages. Any similar congestion experienced by railroads in Mexico could have an adverse effect on our business and results of operations. In addition, the growth of cross-border traffic in recent years has contributed to congestion on the international bridge at the Nuevo Laredo-Laredo border gateway, which is expected to continue in the near future. This may adversely affect our business and results of operations.
Our business strategy, operations and growth rely significantly on third parties.
     Our operations are dependent on interchange agreements that we and KCSM have negotiated with major U.S. railroads in the north, Ferromex in the west of Mexico and Ferrosur in the south of Mexico. We also have a terminal operations agreement with FTVM. In addition, we and each of the concessionaires of Ferromex and Ferrosur have a 25.0% interest in FTVM, and Ferromex and Ferrosur are currently under the common control of Grupo Mexico. These agreements enable us to exchange traffic and utilize trackage which is not part of our rail system, extending our network and providing us with strategically important rail links to the U.S. and to areas of Mexico that we do not directly serve. Our ability to provide comprehensive service to our customers depends in part on our ability to maintain these agreements with other railroads and third parties and our ability to take legal action in the Mexican Federal Courts to enforce such agreements on the grounds that the railroads are a public service governed by public interest laws. Our failure to maintain these agreements, the termination of these agreements, or failure to obtain the corresponding legal relief in due course, could adversely affect our business, financial condition and results of operations. The other parties to these agreements may not faithfully fulfill their obligations under their agreements or arrangements with us, and many of these other parties are or may become our competitors. Further, the failure of any of these parties to fulfill its obligations to us could adversely affect our financial condition and results of operations. In addition, we may not be able to coordinate our interchange and switching activities with these other concessionaires and railroads in an efficient manner. Inefficient coordination of our interchange and switching activities would negatively impact our operating results.
If our primary fuel supply contract is terminated, or if fuel prices substantially increase, our financial condition could be materially adversely affected.
     The locomotives we operate through KCSM are diesel-powered, and our fuel expenses are a significant portion of our operating expenses. We meet, and expect to continue to meet, our fuel requirements almost exclusively through purchases at market prices from PEMEX. The contract with PEMEX may be terminated at any time by either party upon thirty days’ written notice to the other. If the contract is terminated and we are unable to acquire diesel fuel from alternative sources on acceptable terms, our financial condition could be materially adversely affected. In addition, since our fuel expense represents a significant portion of our operating expenses, significant increases in the price of diesel fuel could have a material adverse effect on our financial condition. In 2005, our average price of fuel per gallon increased by 43.9% from 2004, which in turn had increased 30.1% from 2003.

We face possible catastrophic loss and liability, and our insurance may not be sufficient to cover our damages or damages to others.
     The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision and property loss. In the course of our operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps or other accidents can cause serious bodily injury, death and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, our operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, hurricanes or other storms. The occurrence of a major natural disaster, especially in the Mexico City area, which is the site of FTVM and significant portions of our customer base, could have a material adverse effect on our operations and our financial condition. We have acquired insurance that is consistent with industry practice and consistent with the requirements of the concession against the accident-related risks involved in the conduct of our business and business interruption due to natural disaster. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover our damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to operations and an adverse effect on our financial condition.
We face potential environmental liabilities.
     Our operations are subject to general Mexican federal and state laws and regulations relating to the protection of the environment. The Procuraduría Federal de Protección al Ambiente (Mexican Attorney General for Environmental Protection) is empowered to bring administrative proceedings and impose corrective actions and economic sanctions against companies that violate environmental laws, and temporarily or permanently close non-complying facilities. The Secretaría del Medio Ambiente y Recursos Naturales (Mexican Ministry of Environmental Protection and Natural Resources) and other ministries have promulgated compliance standards for, among other things, water discharge, water supply, air emissions, noise pollution, hazardous substances transportation and handling, and hazardous and solid waste generation.
     Through KCSM, we are responsible for the costs of environmental compliance, associated with our ongoing operations. Pursuant to the concession, FNM is responsible for any environmental damage caused before the commencement of our operations, and both the Mexican government and FNM are required to indemnify us for any environmental liability relating to soil, subsoil or groundwater contamination arising from acts or omissions attributable to FNM that occurred before KCSM initiated operations in accordance with the concession title. However, the Mexican government is not obligated to compensate us for any expenses that we incur in complying with any amended environmental laws or regulations relating to our ongoing operations or activities that impose higher regulatory standards than those in effect on the date the concession was granted. We cannot predict the effect, if any, that the adoption of additional or more stringent environmental laws and regulations would have on our financial condition. Failure to comply with environmental obligations may result in the termination of the concession.
Terrorist activities and geopolitical events and their consequences could adversely affect our financial condition.
     Terrorist attacks may negatively affect our operations. The continued threat of terrorism within Mexico, the U.S. and elsewhere and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world, including restrictions on cross-border transport and trade. In addition, related political events may cause a lengthy period of uncertainty that may adversely affect our business. Political and economic instability in other regions of the world, including the U.S. and Canada, could negatively impact our operations. The consequences of terrorism and the responses are unpredictable and could have an adverse effect on our financial condition.

Renegotiation of terms of the labor agreement and any potential labor disruptions could adversely affect our financial condition.
     Approximately 71.0% of KCSM’s employees are covered by a labor agreement, which was recently renewed and is effective for a two-year term ending in July 2007. The compensation terms of the labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. We may not be able to favorably negotiate the provisions of our labor agreement in the future and strikes, boycotts or other disruptions could occur. These renegotiated terms and any potential disruptions could have a material adverse effect on our financial condition and results of operations.
Risk Factors Relating to Mexico
Governmental policies and economic developments in Mexico and elsewhere may adversely affect our financial condition.
     All of our operations and assets are located in Mexico. As a result, our business is affected by the general condition of the economy, inflation, interest rates, political and other developments and events in Mexico. Mexico has experienced a period of slow economic growth in recent years, primarily as a result of the downturn in the U.S. economy. In 2001, Mexico’s gross domestic product, or GDP, decreased 0.2% while it increased in 2002, 2003 and 2004 by 0.8%, 1.4% and 4.4%, respectively. Mexico’s economy grew 3.3% in 2005 compared to 2004. We believe that economic slowdowns have negatively affected and could continue to negatively affect our financial condition.
Currency fluctuations may adversely affect our financial condition.
     Approximately 99% of our total consolidated indebtedness as of December 31, 2005, was U.S. dollar-denominated, whereas approximately 46% of our consolidated revenues were peso-denominated. Accordingly, we are affected by fluctuations in the value of the Mexican peso against the U.S. dollar and any depreciation or devaluation of the Mexican peso against the U.S. dollar results in net foreign exchange losses. In 2005, the Mexican peso appreciated against the U.S. dollar by approximately 4.5%. In 2004, the Mexican peso appreciated against the U.S. dollar by approximately 0.8%. In 2003, the Mexican peso depreciated by approximately 7.4% against the U.S. dollar, compared to depreciation of approximately 13.9% in 2002.
     Severe devaluation or depreciation of the Mexican peso may result in disruption of the international foreign exchange markets and may limit our ability to transfer or to convert Mexican pesos into U.S. dollars for the purpose of making timely payments of interest and principal on our non-peso-denominated indebtedness. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert Mexican pesos into U.S. dollars or transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit our ability to transfer or convert Mexican pesos into U.S. dollars or other currencies for the purpose of making timely payments of our U.S. dollar-denominated debt and contractual commitments. Devaluation or depreciation of the Mexican peso against the U.S. dollar may also adversely affect U.S. dollar prices for our securities. Currency fluctuations are likely to continue to have an effect on our financial condition in future periods.
Inflation and interest rates may adversely affect our financial condition.
     Mexico’s annual rate of inflation was 4.4%, 5.7%, 4.0%, 5.2% and 3.3% for 2001, 2002, 2003, 2004 and 2005, respectively. Mexico has experienced much higher rates of inflation in certain periods. High inflation rates can adversely affect our business and results of operations in the following ways:

•	inflation can adversely affect consumer purchasing power, thereby adversely affecting demand for the products we transport;

•	to the extent inflation exceeds our price increases, our prices and revenues will be adversely affected in “real” terms; and

•	if the rate of Mexican inflation exceeds the rate of the depreciation of the peso against the dollar, our dollar-denominated sales will decrease in relative terms when stated in constant Mexican pesos.
     Interest rates on 28-day Certificados de la Tesorería de la Federación (Mexican treasury bills), or Cetes, averaged 11.3%, 7.1%, 6.2%, 6.8% and 9.2% for 2001, 2002, 2003, 2004 and 2005, respectively. High interest rates in Mexico may significantly increase our financing costs and thereby impair our financial condition, results of operations and cash flows.
     We performed an analysis under the guidance of FAS 52, “Foreign Currency Translation,” to determine whether the U.S. dollar or the Mexican peso should be used by KCSM as its functional currency. Based on the results of this analysis, we concluded that the U.S. dollar is the appropriate functional currency for U.S. GAAP and SEC reporting purposes. We update the results of this analysis on an ongoing basis. If we were required to change our functional currency to Mexican pesos, our results of operations for U.S. GAAP and SEC reporting purposes may be substantially different. There can be no assurance that Mexico will not be classified as highly inflationary in the future, or that we will not be required to change our functional currency to Mexican pesos.
Political developments may adversely affect our business, financial condition and results of operations.
     Presidential and federal congressional elections in Mexico will be held in July 2006. The electoral process could lead to further friction among political parties and the executive branch officers, which could potentially cause political and economic instability. Additionally, once the President and representatives are elected, there could be significant changes in laws, public policies and government programs, which could have an adverse effect on our business, financial condition and results of operation.
     National politicians are currently focused on the 2006 elections and crucial reforms regarding fiscal and labor policies, gas, electricity, social security and oil have not been and may not be approved. The effects on the social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties
     Our headquarters, which we lease, are located at Montes Urales 625 Piso, Col. Lomas de Chapultepec, 11000 México, D.F., México. We also have offices located at Av. Manuel L. Barragán 4850 Norte, Colonia Hidalgo, C.P. 64420, Monterrey, Nuevo León, México. We also own several freight yards located along our rail lines. Under the concession, we have the right to operate our rail lines, but we do not own the land, roadway or associated structures.
Track
     As of December 31, 2005, our rail lines consisted of the following track:

	Under	Track Usage
	Concession	Rights	Total
		(In miles)
Main track (includes 134 miles of line with double track)	2,639	541	3,180
Sidings under centralized traffic control	117	—	117
Spurs, yard tracks and other sidings	510	—	510

Total	3,266	541	3,807

     All of our track is standard gauge (56.5 inches) and is generally in good condition. Of our 2,639 miles of main track, 100.0% has 100 to 136 lbs./yard rail and approximately 78.0% is continuously welded rail. Continuously welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. The maximum allowable speed of trains along our core routes varies between approximately 30 mph and 50 mph. Since we commenced operations, we have extended sidings on our tracks up to 10,000 feet, enabling longer trains to pass or meet each other.
     The following table sets forth certain information with respect to our track as of December 31, 2005:

	Main Line —
	Mexico City to
	Nuevo Laredo	All Lines
	(In miles)
Continuously welded rail	934	2,050
Jointed rail	—	589

Total	934	2,639

Concrete ties installed	828	1,559
Wood ties installed	106	1,080

Total	934	2,639

     The portion of the Mexico City — Nuevo Laredo core route between Mexico City and Querétaro (approximately 143 miles) has double track, which accommodates greater traffic volume and maximum allowable speeds of approximately 50 mph. Our rail lines support a weight of 130 tons per railcar.
     We run freight trains at average speeds of approximately 25 to 50 mph along our core routes between Mexico City and the U.S. border. Approximately 85.0% of our main line track handles speeds of up to 37 mph.
     Installations along our rail lines include supply centers, locomotive inspection centers, car inspection areas, repair shops, warehouses, freight yards and intermodal terminals.
Bridges, Tunnels and Culverts
     Our core routes and feeder lines include 1,226 bridges having a total length of 15.7 miles of which 1,111 are permanent and 115 are temporary; 301 are steel structures, 810 are concrete structures and 115 have inverted floor systems made of timber or mixed components.
     There are 98 tunnels on our rail lines, having a total length of 16.7 miles, which are on our main lines and allow for the passage of double-stack trains. In addition, there are 7,273 culverts along the railway.
Equipment
     Through KCSM, we own an estimated 23.0% of the railcars running over our rail lines and the remaining 77.0% are privately-owned, belonging to Mexican and foreign, mainly former U.S., companies or railroads. Our fleet consists of 398 locomotives, of which 392 are diesel. Electro Motive Diesel, built 168 and GE built 224 of these diesel locomotives. We are party to long-term lease for 75 AC-traction locomotives. Through our long-term leasing program, we are improving locomotive efficiency and utilization by adding to our fleet state-of-the-art locomotives that provide 40% to 47.0% more horsepower per unit, compared to our 3,000 horsepower road engines, and 38.5% more horsepower compared to our previous total horsepower base, allowing us to haul longer trains with fewer locomotives. We have continued a decrease in fuel consumption due primarily to the fuel efficiency of these new locomotives and the fact that fewer locomotives are needed to haul the same freight.

     Our long-term locomotive lease is for a term of 20 years. The average age of the locomotives in our fleet is approximately 19 years, which we believe is one of the youngest locomotive fleets operated by a Class I railroad. The average remaining useful life of the locomotives in our fleet is about 9 years.
     Of the 398 locomotives in our fleet, approximately 263 are assigned to the hauling of freight, 58 are used for yard work, 27 are used for industry switching and maintenance of way trains, 32 are running under a horsepower-per-hour interchange agreement, 6 are electric (and out of service), 8 are leased to some industries and 4 of our yard and road engines are currently in storage.
     The following table describes our locomotive fleet and maintenance contractors as of December 31, 2005.

		Number	Number of
Make	Type	of Units	Axles	Horsepower	Year Built	Maintained By
Owned
EMD	SW1504	15	4	1,500	1973	MPI/GETS
EMD	MP15AC	11	4	1,500	1983	MPI/GETS
EMD	GP38-2	50	4	2,000	1975-83	MPI/GETS
EMD	SD45	1	6	3,600	1978	MPI/GETS
EMD	SD40	52	6	3,000	1968-72	MPI/GETS
EMD	SD40-2	39	6	3,000	1973-88	MPI/GETS
GE	B23-7	7	4	2,250	1981	Alstom
GE	C30-7	38	6	3,000	1982-89	Alstom
GE	SUPER 7	104	6	3,000	1990-94	Alstom
GE	E-60(Elect.)	6	6	6,000	1984	Alstom

Total owned		323

Long-Term Lease(1)
GE	AC4400CW	75	6	4,400	1998-2000	GETS

Total		398

(1)	Consists of AC-traction locomotives.
     Railcars owned and leased by us as of December 31, 2005 consisted of the following:

	Owned	Leased
Box cars	1,187	1,278
Gondolas	1,824	2,922
Covered hoppers	570	2,518
Flat cars	557	261
Bi-level carriers	-	1,556
Spine cars	-	-
Tank cars	71	611
Cabooses	51	-
Open top hoppers.	10	-
Office cars	4	-

Total	4,274	9,146

     To supplement our fleet of owned railcars, we have implemented an operating lease program that allows us to effectively manage our railcar capacity to meet the varying demands of our traffic volumes. Our leased railcars consist of covered hoppers used to transport grain, new and rebuilt gondolas, box cars, open top hoppers, flat cars and tri-level and bi-level carriers. We also lease automobiles, large and small trucks and other equipment for a variety of functions.

Item 3. Legal Proceedings
Disputes with the Mexican Government
Settlement Relating to Value Added Tax Lawsuit, Commercial Lawsuit on Put Right
     On September 12, 2005, we, KCSM, and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving and terminating the controversies and disputes between the companies and the Mexican government concerning the payment of a refund of the value added taxes (“VAT”) paid when the concession title and certain other assets were transferred to KCSM and Grupo TFM’s obligation to purchase of the remaining shares of KCSM owned by the Mexican government (the “Put Litigation”). As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM and KCSM, and the Mexican government’s remaining 20% ownership interest in KCSM has been eliminated; the potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in KCSM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to us has been satisfied. Part of the value of the VAT refund was used to purchase the KCSM shares owned by the Mexican government and to cover taxes related to the settlement. There was no cash payment made by any party under the settlement agreement. In addition, the parties have entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put litigation, and have dismissed all of the existing litigation between the parties.
     Our published financial statements include legal disclosures with respect to the VAT refund claim, the Put litigation and the 1997 Tax Audit. As a result of the September 12, 2005 settlement agreement, all pending litigation related to the VAT refund claim and the Put Litigation was dismissed. The 1997 Tax Audit was rendered null, void and of no legal effect when the Mexican government failed to assess any taxes or penalties as a result of the audit within the time allowed by Mexican law.
     As a result of the final resolution of our VAT claim, KCS made a contingency payment of up to $110.0 million to Grupo TMM in accordance with the terms of the December 15, 2004 Amended and Restated Acquisition Agreement in a combination of stock, notes and cash. The note in the amount of $47 million has been deposited into an escrow and remains subject to certain contingencies that may not expire until April 1, 2010.
     The following discussions provides additional background information related to the VAT claim, the Put Litigation and the 1997 Tax Audit.
Value Added Tax Lawsuit
     The VAT lawsuit, or the VAT claim, arose out of the Mexican Federal Treasury’s delivery of a VAT credit certificate to a Mexican governmental agency rather than to us in 1997. The face value of the VAT credit at issue is 2,111 million Mexican pesos, or approximately $196.0 million in US dollars, based on current exchange rates. The amount of the VAT refund would, in accordance with Mexican law, reflect the face value of the VAT credit adjusted for inflation and interest from 1997.
     On January 19, 2004, we received a Special Certificate from the Mexican Federal Treasury (the “Special Certificate”) in the amount of 2,111 million Mexican pesos. The Special Certificate delivered to us on January 19, 2004 had the same face amount as the original VAT refund claimed by us in 1997. We also filed a complaint against the Mexican government, seeking to have the amount of the Special Certificate adjusted to reflect interest and inflation in accordance with Mexican law. The Mexican Fiscal Court initially denied our claim. In a decision dated November 24, 2004, the Mexican Federal Appellate Court upheld our claim that we are entitled to inflation and interest from 1997 on the VAT refund. The Federal Appellate Court remanded the case to the Mexican Fiscal Court with instructions to enter a new order consistent with this decision. On January 26, 2005, the Mexican Fiscal Court issued from the bench an oral order implementing the Appellate Court decision. On February 18, 2005, we were served with the confirming written order from the Mexican Fiscal Court.

     On June 21, 2005, the Mexican Government filed an additional appeal seeking the Mexican Federal Appellate Court’s review of the written order issued by the Mexican Fiscal Court on February 18, 2005 in order to determine whether the Mexican Fiscal Court had properly carried out the November 24, 2004 decision of the Mexican Federal Appellate court. In a decision dated August 24, 2005, the Mexican Federal Appellate Court found that the Mexican Government’s appeal was not well founded.
     Under the terms of the January 31, 1997 share purchase agreement (as amended by the parties of June 9, 1997) through which Grupo TFM agreed to purchase the shares of KCSM from the Mexican government (the “Share Purchase Agreement”), the Mexican government had the right to compel the purchase of its 20% interest in KCSM (the “Put”) by Grupo TFM following its compliance with the terms and conditions of the Share Purchase Agreement. Upon exercise of the Put in accordance with the terms of the Share Purchase Agreement, Grupo TFM would be obligated to purchase the KCSM capital stock at the initial share price paid by Grupo TFM, adjusted for interest and inflation. In October 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the Share Purchase Agreement, as the Mexican government had not made any effort to sell the KCSM shares subject to the Put prior to October 31, 2003. In the suit, Grupo TFM named Grupo TMM and KCS as additional interested parties. The Mexican court admitted Grupo TFM’s complaint. Grupo TFM also filed a suit seeking constitutional protection against the Mexican government exercising the Put, and that court issued an injunction that blocked the Mexican government from exercising the Put. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in KCSM on October 30, 2003. Grupo TFM responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in KCSM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. As a result of the settlement entered into with the Mexican government on September 12, 2005, all controversies relating to the Put have been resolved, all lawsuits related to the Put have been dismissed, and all obligations with respect to the Put have been satisfied.
Commercial Lawsuit on Put Right
     On December 3, 2004, the Mexican government filed a commercial lawsuit against us, KCSM, Grupo TMM and KCS in a Mexican federal civil court. In the lawsuit, the Mexican government requested a finding from the court as to whether the defendants had complied with all of their legal obligations arising out of the process of privatization of FNM, including those related to the Put. As a result of the settlement entered into with the Mexican government on September 12, 2005, all controversies relating to the Put right have been resolved and the commercial lawsuit has been dismissed with prejudice.
1997 Tax Audit
     We were served on January 20, 2004 with an official letter (“Tax Audit Summary”) notifying KCSM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of our 1997 tax returns (the “1997 Tax Audit”). In the Tax Audit Summary, the Mexican government notified us of its preliminary conclusion that the documentation provided by us in support of the VAT refund claim and depreciation of our concession title, and the assets reported on our 1997 tax return did not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the Special Certificate received from the Mexican Federal Treasury in connection with our VAT refund claim pending resolution of the 1997 Tax Audit. We contested the conclusions of the Mexican tax authorities within the time allowed by the Tax Audit Summary. On March 16, 2005, we were notified by the Mexican Fiscal Administration Service (Servicio de Administration Tributaria (“SAT”)) that it had finished its audit of our 1997 tax returns. The SAT filed assess taxes or penalties within the time allowed by law, rendering the tax audit null, void and without any legal effect.

Other Litigation
Disputes with Ferromex
     Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services. Through KCSM, we and Ferromex have both initiated administrative proceedings seeking a determination by the SCT of the rates that we should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. We and Ferromex appealed both rulings and following trial and appellate court decisions, the Mexican Supreme Court on February 24, 2006, in a ruling from the bench, sustained our appeal of the SCT’s trackage and haulage rights ruling, vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s opinion. We have not yet received the written opinion of the Mexican Supreme court relating to the decision announced on February 24, 2006, nor has the Mexican Supreme Court decided the interline and terminal services appeal. We believe that even if the rates set in 2002 become effective, there will be no material adverse effect on our results of operation.
     Disputes Relating to the Exercise of Trackage Rights.Through KCSM, we and Ferromex are also parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights, none of which we believe to be material individually or in the aggregate.
     Disputes Relating to the Scope of the Mandatory Trackage Rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey and KCSM’s trackage rights in Altamira. Through KCSM, we and Ferromex both appealed the SCT’s rulings. At the administrative federal court level, we obtained favorable rulings in both cases. Ferromex appealed these rulings. In connection with the Altamira proceedings, on August 10, 2005, an appellate court granted Ferromex’s appeal and ordered the Administrative Federal Court determined to vacate its prior resolution and issue a new resolution declaring as null and void the SCT’s determination that our trackage rights should include access to the Port of Altamira. In connection with the Monterrey proceedings, the case was remanded to the Administrative Federal Court with instructions to consider additional arguments before issuing its ruling. We are still awaiting that ruling, but do not expect that ruling would have a material adverse effect upon our results of operation.
Miscellaneous Legal Proceedings
     Arrendadora Internacional, S.A.’s claim. In January 2004, Arrendadora Internacional, S.A. (“Arrendadora Internacional”), a company in the process of liquidation, filed a commercial lawsuit against FNM. FNM requested that we, KCSM, Ferromex, Ferrosur and the SCT appear in the trial. Arrendadora Internacional claims that a certain lease agreement between Arrendadora Internacional and FNM executed in 1996, for the lease of 113 locomotives, was terminated in 2001 and therefore required (i) the return of the leased locomotives, (ii) the payment of rent from January 2001 to the date the locomotives were returned, and (iii) the payment of any damages caused to the locomotives. In the process of the privatization, and as explicitly authorized by Arrendadora Internacional, FNM subleased 70 of those 113 locomotives to us, giving us all rights and obligations under the lease with Arrendadora Internacional with respect to such locomotives. FNM subleased the remaining locomotives to Ferromex and Ferrosur. We answered the lawsuit in April 2004. The lawsuit’s first stage (primera instancia) is currently suspended pending an appeal by FNM in April 2005 challenging the court’s jurisdiction over the matter.

     On November 8, 2005, we entered into a purchase agreement with Arrendadora Internacional, pursuant to which we purchased the locomotives that were the subject of the dispute, effectively terminating the commercial lawsuit. The agreement was approved by the SCT as required by Mexican law relating to companies in liquidation.
SCT Sanction Proceeding
On April 6, 2006 and April 7, 2006, the SCT initiated sanction proceedings against us, arguing that we failed in the years 2004 and 2005 to make the capital investments projected under the five year plan filed with the SCT. We must answer the SCT’s letter of April 6th before May 2, 2006, and the letter of April 7th by May 4, 2006. In each case we anticipate providing the SCT with arguments explaining the Company’s capital investment program and arguing that it is not appropriate for the SCT to sanction the Company. We believe that even if the threatened SCT sanctions become effective, there will be no material adverse effect on the Company.
Other. We and KCSM are a party to various other legal proceedings and administrative actions arising in the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding or administrative action, in management’s opinion, such proceedings and actions should not, either individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the three-month period ended December 31, 2005.
PART II
Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is no public trading market for our equity securities. All of our equity securities are owned by KCS or entities contracted by KCS.
     We have not made any cash payment of dividends on our common stock during the last five fiscal years and we do not anticipate making any cash dividend payments to common stockholders in the foreseeable future. Pursuant to our outstanding long term credit agreement we can pay dividends permitted by applicable law subject to certain limitations.
Item 6. Selected Financial Data
     The following tables present our summary historical consolidated financial data for the three months ended March 31, 2005, and for the nine months ended December 31, 2005 and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. We derived the summary consolidated financial data below as of December 31, 2004, and for the years ended December 31, 2004 and 2003 from our consolidated financial statements on which PricewaterhouseCoopers, S.C., our previous independent accountants, have reported, which have been re-cast in accordance with U.S. GAAP and are included under Item 8 of this Annual Report. We derived the summary consolidated financial data below, and for the three months ended March 31, 2005, and for the nine months ended December 31, 2005 from our consolidated financial statements on which KPMG Cárdenas Dosal, S.C.(“KPMG”), our independent accountants, have reported. You should read the summary financial data in conjunction with “Presentation of Consolidated Financial and Other Information,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those consolidated financial statements included in this Annual Report.
     Due to the acquisition of Grupo TFM by KCS on April 1, 2005, as mentioned in Note 4 to our audited consolidated financial statements, included under Item 8 of this annual report, and the effects of the push down accounting, the consolidated financial statements included herein are not comparable to the consolidated financial statements for periods prior to April 1, 2005. Our consolidated financial statements are separated between “Successor” and “Predecessor” to reflect our results and consolidated financial position before and after the change in control. For the nine months ended December 31, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of KCS, as more fully described in Note 5 to our audited consolidated financial statements, included under Item 8 of this annual report.

     Our consolidated financial statements have historically been prepared in accordance with International Financial Reporting Standards (“IFRS”). Our consolidated financial statements as of and for the years ended December 31, 2004, 2003, 2002 and 2001, which were originally prepared in accordance with IFRS, have been re-cast in accordance with U.S. GAAP due to our change from a foreign private issuer to a domestic filer.

	Successor	Predecessor	Predecessor
		Three
		Months
	Nine Months ended	ended
	December 31,	March 31,	Year Ended December 31,
	2005	2005	2004	2003	2002	2001
	(In thousands of dollars)
Results of Operations Data:
Revenues	$547,547	$170,088	$699,225	$698,528	$712,140	$720,627
Operating expenses	530,321	144,078	593,170	591,236	554,244	538,702
Operating income (loss)	17,226	26,010	106,055	107,292	157,896	181,925
VAT / PUT settlement gain net	141,035	—	—	—	—	—
Equity in net earnings of unconsolidated affiliates	(1,466)	—	41	282	1,269	—
Interest income	1,111	343	514	1,509	4,974	4,510
Interest expense	76,039	27,325	112,296	112,641	100,789	87,009
Exchange gain (loss) — net	3,510	183	429	(13,695)	(17,411)	1,850
Income (loss) before income taxes and minority interest	85,377	(789)	(5,257)	(17,253)	45,939	101,276
Net income (loss)	$103,707	$116	$(8,346)	$27,314	$1,110,184	$73,561
Other Financial Data:
Depreciation and amortization.	$67,689	$22,094	$88,732	$87,166	$83,011	$79,496
Capital expenditures	71,982	9,212	41,143	73,121	89,355	85,245
Net cash provided by (used in)
Operating activities	80,486	35,791	87,477	99,664	142,464	132,547
Investing activities	(71,343)	(8,974)	(13,576)	(70,731)	(132,713)	(83,233)
Financing activities	$(7,493)	$(35,538)	$(63,253)	$(55,585)	$(32,612)	$(29,383)

	Successor	Predecessor
	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands of dollars)
Balance Sheet Data (at end of period):
Total assets	$2,413,629	$2,234,962	$2,333,664	$2,326,513	$2,272,148
Total debt and capital lease obligations	908,226	906,944	968,016	1,023,105	838,011
Total liabilities	1,215,137	1,195,489	1,284,177	1,192,582	976,088
Common stock, 57,350,802 shares, without par value, authorized, issued and outstanding	807,008	807,008	807,008	807,008	807,008
Total stockholders’ equity	$1,198,492	$804,840	$813,186	$785,872	$915,341
Ratio of Earnings to Fixed Charges
     The following table sets forth our ratio of earnings to fixed charges on a historical basis for each of the five years in the period ended December 31, 2005 and for the three months period ended March 31, 2005 and for the nine months ended December 31, 2005 .

	Successor	Predecessor	Predecessor
	For the nine	For the three
	months ended	months ended	For the Years Ended
	December 31,	March 31,	December 31,
	2005	2005	2004	2003		2002	2001
Historical	N/A *	1.0	1.0	N/A	*	1.4	2.0

*	For 2003, and for the nine months ended December 31, 2005, our earnings were insufficient to cover fixed charges by $17.5 million, and $54.2 million, respectively.
     For the purpose of computing the ratio of earnings to fixed charges, earnings include pre-tax income before minority interest and equity earnings in associates, fixed charges, net of the minority interest in pre-tax income of subsidiaries that have not incurred fixed charges. Fixed charges include interest costs, amortization of debt expense and discount and the portion of rent that represents a reasonable approximation of the interest factor.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The following discussion and analysis relates to our consolidated financial condition and results of operations for the relevant periods and is based on, and should be read in conjunction with, our consolidated financial statements included under Item 8 of this Annual Report, “Consolidated Financial Statements and Supplementary Data.” The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A of this Annual Report, “Risk Factors.” See “Forward-Looking Statements” for cautionary statements concerning forward-looking statements.
Overview
     Through KCSM, we operate the primary commercial corridor of the Mexican railroad system, which allows us to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. Our rail lines consist of 2,639 miles of main track. In addition, we have trackage rights entitling us to run our trains over 541 miles of track of other Mexican railroad operators. We provide freight transportation services under our 50-year concession, during the first 30 years of which we are the exclusive provider, subject to certain trackage rights of other freight carriers. Our concession is renewable for an additional period of up to 50 years subject to certain conditions.
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
     We seek to establish our railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets. As the operator of the primary and most direct rail corridor from Mexico City to the U.S. border, our route structure enables us to benefit from continuing growth in NAFTA trade. We are the only Mexican railroad that serves the Mexico-U.S. border crossing at Nuevo Laredo-Laredo, which is the largest freight exchange point between Mexico and the U.S. Through KCS, as well as through interchanges with other major U.S. railroads, we provide customers with access to an extensive network through which they may distribute products throughout North America and overseas.
     Our revenues are derived from the movement of a diversified mix of commodities and products predominantly attributable to cross-border traffic with the U.S. We transport goods in the product categories of agro-industrial products, industrial products and manufactured products, cement, metals and minerals, chemical and petrochemical products, automotive products, and intermodal freight. Our customers include leading international and Mexican corporations.
     Our business is subject to a number of macroeconomic factors that affect our operating results, including the circumstances described under Item 1A of this Annual Report, “Risk Factors.” These include factors outside our control, such as (i) the impact of inflation, political developments, exchange rates and other factors tied to Mexico, (ii) seasonality in our business and that of our customers as described below, (iii) our dependence on global fuel prices for our operations, and (iv) our continuing obligations to the Mexican government arising out of the privatization of our rail lines in 1997 and our concession, including our obligations in respect of required capital expenditures.

     Our results for 2004 were affected by our sale to KCS in August 2004 of a 51% interest in Mexrail, as a result of which, we consolidated only seven months of Mexrail’s results during 2004. Mexrail is the sole owner of Tex-Mex, which operates a rail line from Laredo to Corpus Christi, Texas. See “Business — Subsidiaries and Principal Affiliates — Mexrail.”
Recent Developments
     KCSM failed to comply with certain reporting requirements and other terms of its new $106.0 million credit facility entered into October 24, 2005 with Bank of America N.A., BBVA Bancourse, S.A., Instituciön de Banca Mültiple. Grupo Financïero BBVA Bancourse, and the other lenders named therein (the “New Credit Agreement”). These failures constituted defaults under the terms of the New Credit Agreement and limited its ability access the revolving credit facility in the New Credit Agreement. On April 7, 2006 KCSM received a waiver and amendment from the lenders under the New Credit Agreement the waiver and amendment, as more fully discussed below, waived the defaults and extended the timeframe for reporting requirements for 2005 fiscal year results from March 31, 2006 until April 30, 2006.
     During 2005, subsequent to the VAT/Put Settlement, both Standard & Poor’s Rating Service (“S&P”) and Moody’s Investors Service (“Moody’s”) removed their negative outlook on KCSM’s debt rating and moved its outlook to stable. On April 10, 2006, S&P lowered its corporate credit rating on KCS and us to B from BB-. The senior secured debt rating of KCS and us was lowered to BB- from BB+, and the senior unsecured debt rating lowered to B- from B+. The CCC rating on KCS’s preferred stock, as well as all credit ratings, remain on CreditWatch with negative implications, where they were placed on April 4, 2006. These rating actions are based on concerns about KCS’s liquidity following recent negative developments, including settlement of obligations owed to Grupo TMM in March 2006 and the increased risk of KCS failing to make the next cash dividend on its preferred stock.
     On April 5, 2006, Moody’s placed all of KCS’s. KCSR’s and KCSM’s debt ratings under review for a possible downgrade. Moody’s review was prompted by KCS’s inability to file its 2005 Form 10-K after requesting an extension and indicating that the filing would be made by March 21, 2006.
Change in Control and Loss of Foreign Private Issuer Status
     On April 1, 2005, KCS and Grupo TMM completed a transaction under which KCS acquired control of Grupo TFM. As a result of the acquisition, KCS acquired a controlling interest in Grupo TFM, consisting of 75.4% of the outstanding shares (100% of the shares of Grupo TFM entitled to full voting rights). The remaining shares are owned by KCSM. By virtue of Grupo TFM’s ownership interest in KCSM, KCS has a controlling interest in KCSM.
     As a consequence of the change in control of Grupo TFM and KCSM, we have ceased to qualify as a foreign private issuer for purposes of our reporting obligations to the SEC. Accordingly, although we filed our annual report for fiscal year 2004 on Form 20-F, in which our consolidated financial statements were prepared in accordance with IFRS, we have begun filing current reports on Form 8-K and quarterly reports on Form 10-Q (beginning with respect to our second fiscal quarter of 2005, filed on August 22, 2005), and have begun filing annual reports on Form 10-K (beginning with respect to fiscal year 2005), in which our consolidated financial statements are prepared in accordance with U.S. GAAP.
Tender Offer and Consent Solicitation.
     On April 1, 2005, pursuant to an offer to purchase dated as of such date, we commenced, through KCSM, a cash tender offer and consent solicitation for any and all outstanding $443.5 million aggregate principal amount of our 11.75% Senior Discount Debentures due 2009 (the “2009 Debentures”). We received consents in connection with the tender offer and consent solicitation to amend the indenture (“the 2009 Indenture”) under which the 2009 Debentures were issued, to (i) eliminate substantially all of the restrictive covenants included in the 2009 Indenture and (ii) reduce the minimum prior notice period with respect to a redemption date for outstanding 2009 Debentures from 30 to 3 days. The supplemental indenture relating to the 2009 Debentures containing the proposed changes (the “2009 Supplemental Indenture”) became effective on April 20, 2005. On April 20, 2005, we accepted for purchase tenders equal to approximately $386.0 million principal amount of the 2009 Debentures. The tender offer expired on April 28, 2005.
Issuance of 9 3/8% Senior Notes due 2012
     Through KCSM, we issued $460.0 million principal amount of the 9 3/8% Notes due in April 2005. The 9 3/8% Notes are denominated in U.S. dollars, bear interest semiannually at a fixed rate of 9 3/8% and mature on May 1, 2012. The 9 3/8% Notes are redeemable at our option, in whole at any time or in part from time to time, on and after May 1, 2009, upon not less than 30 nor more than 60 days notice. Subject to certain conditions, up to 35% of the principal amount of the 9 3/8% Notes is redeemable prior to May 1, 2008. In addition, the 9 3/8% Notes are redeemable, in whole but not in part, at our option at 100% of their principal amount, together with accrued interest, in the event of certain changes in the Mexican withholding tax rate. After registering the 9 3/8% Notes with the SEC, we completed the exchange offer to exchange these initial notes for notes that will not be subject to transfer restrictions on January 13, 2006. The 9 3/8% Notes were listed on the Luxembourg Stock Exchange as of March 9, 2006.
Redemption of Remaining 2009 Debentures
     Pursuant to the terms of the 2009 Indenture, as amended by the 2009 Supplemental Indenture, we called for redemption our remaining outstanding 2009 Debentures that were not tendered in the tender offer discussed above. On April 29, 2005, we paid an aggregate of US$60.0 million, including principal and interest, to the holders of the 2009 Debentures to complete the redemption of all such remaining outstanding 2009 Debentures.
     The net proceeds of the offering of our 9 3/8% Notes were used in connection with the repurchase and redemption of the 2009 Debentures.

Waiver and Amendment to the 2004 Credit Agreement
     As of April 18, 2005, we entered into a Waiver and Amendment Agreement (“Waiver and Amendment”) to our first amended and restated credit agreement dated as of June 24, 2004 (the “2004 Credit Agreement”). The Waiver and Amendment allowed us to (i) issue our new 9 3/8% Notes in a principal amount in excess of the principal amount of 2009 Debentures outstanding, (ii) use the amount of proceeds from the issuance of the 9 3/8% Notes in excess of the principal amount of the 2009 Debentures to pay accrued and unpaid interest on the 2009 Debentures repurchased or redeemed, (iii) pay the fees of the underwriter associated with the issuance of the 9 3/8% Notes and the tender offer for the 2009 Debentures, (iv) pay the premium related to the tender offer and (v) pay certain other expenses relating to the tender offer and the issuance of the 9 3/8% Notes. The Waiver and Amendment also amended the 2004 Credit Agreement to allow us to borrow up to $25.0 million from KCS, on a fully subordinated basis. On October 28, 2005, we refinanced our existing term loan facility by replacing the 2004 Credit Agreement with a new, three year, $106.0 million credit facility dated October 24, 2005, (the “New Credit Agreement”).
New Credit Agreement
     On October 24, 2005, we, through KCSM, entered into the New Credit Agreement, in an aggregate amount of up to $106.0 with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, and the other lenders named in the New Credit Agreement. KCSM used the proceeds from the New Credit Agreement to pay all amounts outstanding under the Bridge Loan Agreement, dated September 15, 2005 (the “Bridge Loan Agreement”), and all remaining amounts outstanding under the 2004 Credit Agreement and for other general corporate purposes. The maturity date for the New Credit Agreement is October 28, 2008. The New Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, we must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default would trigger acceleration of the time for payment of any amounts outstanding under the New Credit Agreement.
     On April 7, 2006 KCSM entered into a waiver and amendment (“2005 Waiver and Amendment”) to the New Credit Agreement. The New Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The 2005 Waiver and Amendment also waived (iv) certain reporting requirements, including the requirement to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports are delivered by April 30, 2006 and (v) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the New Credit Agreement for the four quarters ending December 31, 2005 if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the 2005 Waiver and Amendment, provided that KCSM is in compliance therewith after giving effect to the 2005 Waiver and Amendment.
Settlement Relating to Value Added Tax and Put Lawsuits
     On September 12, 2005, Grupo TFM, KCSM and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving and terminating the disputes between the parties concerning KCSM’s VAT refund claim and Grupo TFM’s obligation under the Put. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM and KCSM, and the Mexican government’s remaining 20% ownership interest in KCSM has been eliminated; the potential obligation of KCS, Grupo TFM and Grupo TMM with respect to the Put has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to us has been satisfied. Part of the value of the VAT refund was used to purchase the KCSM shares owned by the Mexican government and to cover taxes related to the settlement. There was no cash payment made by any party under the settlement agreement. In addition, the parties have entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put, and have dismissed all of the existing litigation between the parties.

Calculation of Employees’ Statutory Profit Sharing
     From 1997 until 2001, KCSM calculated the net taxable income that should be considered for employees’ statutory profit sharing under a judicial ruling that allowed it to deduct net operating losses (“NOLs”) that had been carried forward from prior years. In 2002, the relevant legal provision was modified and KCSM sought another judicial ruling confirming its right to deduct NOLs from previous years. Due to a recent decision of the Mexican Supreme Court declaring that NOLs from previous years may not be deducted, we changed the method of calculating our employees’statutory profit sharing liability. We no longer deduct NOLs from prior years when calculating employee statutory profit sharing. This change in methodology and the write off of our deferred tax assets related to employees’ statutory profit sharing resulted in a charge to the 2005 operating expenses of $35.6 million, after purchase accounting adjustments.
Resignation of Chief Financial Officer and Appointment of New Chief Financial Officer
     On November 18, 2005 José Francisco Cuevas Feliu voluntarily resigned as Chief Financial Officer of us and KCSM, effective as of November 18, 2005, which also terminated his employment agreement, previously effective as of September 1, 2005.
     In connection with Mr. Cuevas’ tender of his resignation and our acceptance of the resignation on November 18, 2005, on behalf of ourselves and our affiliates, Mr. Cuevas executed a confidentiality undertaking, an acknowledgement of receipt of payments made in accordance with Mexican labor law, and a release of any and all claims arising out of his employment with us and the termination of his employment with us.
     Ronald G. Russ, Executive Vice President and Chief Financial Officer of KCS, has been appointed our Chief Financial Officer.
Name Change of TFM, S.A. de C.V.
     On December 2, 2005, TFM, S.A. de C.V., our principal operating subsidiary, formally changed its corporate name to Kansas City Southern de México, S.A. de C.V.
Resignation of Chief Executive Officer
     On December 5, 2005, we entered into a termination agreement with Francisco Javier Rión, pursuant to which he departed voluntarily as Chief Executive Officer of us and KCSM on February 14, 2006, which also terminated his employment agreement, previously effective as of June 23, 2005. In connection with Mr. Rión’s resignation and KCSM’s acceptance of the resignation on December 5, 2005, on behalf of itself and its affiliates, Mr. Rión executed a confidentiality undertaking, an acknowledgement of receipt of payments made in accordance with Mexican labor law, and a release of any and all claims arising out of his employment with KCSM and the termination of his employment with KCSM.

Termination of the El-Mo-Mex, Inc. Locomotive Operating Lease Agreement
     In September 1999, through KCSM, we entered into locomotive operating lease agreement covering 75 locomotives, that was to expire in 20 years. The lease agreement contained standard provisions for this type of transaction, including the option to either purchase the assets or return the assets to the lessor at the end of the lease term. Because the lease agreement contained above-market rates, in connection with the valuation of the Company’s assets as part of the principles of acquisition and push-down accounting, we recorded a valuation reserve that was being amortized over the remaining life of the lease.
     On November 2, 2005, KCSR entered into an agreement with El-Mo-Mex Inc. (“El-Mo”) to acquire El-Mo’s equity interest in the 75 locomotives and El-Mo’s interest in the lease agreement between El-Mo and KCSM. On December 20, 2005, KCSR entered into a leverage lease arrangement with an unaffiliated third party, pursuant to the terms of which KCSR sold the locomotives to a trust, which then leased the locomotives to KCSR for a period of 18 years. At December 31, 2005, none of the locomotives were under lease to KCSM.
SCT Sanction Proceeding
     On April 6, 2006 and April 7, 2006, the SCT initiated sanction proceedings against KCSM, claiming that KCSM failed in the years 2004 and 2005 to make the minimum capital investment projected under its five-year business plan filed with the SCT. KCSM must answer the SCT’s letter of April 6 before May 2, and the letter of April 7 by May 4, 2006. In each case, we anticipate providing the SCT with arguments explaining our capital improvement program and arguing that sanctions are not appropriate. If these proceedings are determined adversely to KCSM and sanctions imposed, KCSM would be subject to fines or possible revocation of the concession if the SCT imposes sanctions on three additional occasions over the remaining term of the concession.
Financial Presentation and Accounting Policies
Accounting Considerations
     Our consolidated financial statements have historically been prepared in accordance with IFRS, which differ in certain material respects from U.S. GAAP. Each of these differences affects both net income and stockholders’ equity. Because we have ceased to qualify as a foreign private issuer for purposes of our SEC reporting obligations, we have begun filing quarterly reports on Form 10-Q (beginning with respect to our second fiscal quarter of 2005) and will begin filing annual reports on Form 10-K (beginning with respect to our fiscal year 2005) containing consolidated financial statements prepared in accordance with U.S. GAAP. Our consolidated financial statements as of and for each of the years ending December 31, 2002, 2003 and 2004, included under Item 8 of this Annual Report, have been re-cast in accordance with U.S. GAAP.
     We performed an analysis under the guidance of FAS 52 to determine whether the U.S. dollar or the Mexican peso should be used by us as our functional currency for U.S. GAAP purposes. Based on the results of this analysis, we concluded that the U.S. dollar is the appropriate functional currency for U.S. GAAP and SEC reporting purposes. We update the results of this analysis on an ongoing basis. If we were required to change our functional currency to pesos, our results of operations for U.S. GAAP and SEC reporting purposes may be substantially different.
Critical Accounting Policies
     Set forth below is a description of certain key accounting policies on which our consolidated financial condition and results of operations are based. These key accounting policies most often involve complex matters or are based on subjective judgments or decisions. In the opinion of our management, our most critical accounting policies are those related to revenue recognition, financial statement translations into U.S. dollars, deferred income taxes and employees’ statutory profit sharing. For a full description of all of our accounting policies, see Note 2 to our consolidated audited financial statements included under Item 8 of this Annual Report.
     Deferred Income taxes. We apply the provisions of SFAS No. 109, Accounting for Income Taxes, which is the liability method. Since commencement of our operations, although we have generated book profits, we have incurred tax losses due primarily to the accelerated tax amortization of our concession rights. We have recognized a deferred income tax asset for the resulting net operating loss carryforwards and may continue to recognize additional amounts in the next few years. Our management anticipates that such net operating loss carryforwards will be realized given the long carryforward period (through the year 2046) for amortization of the concession, as well as the fact that we expect to generate taxable income in the future. Our tax projections take into consideration certain assumptions, some of which are not under our control. Key assumptions include inflation rates, currency fluctuations and future revenue growth. If our assumptions are not correct, we may have to recognize a valuation allowance on our deferred tax asset.

     Employees’ statutory profit sharing. We are subject to employees’ statutory profit sharing requirements under Mexican law and we calculate such profit sharing liability as 10% of our net taxable income. Under U.S. GAAP, employees’ statutory profit sharing is an operating expense. In calculating our net taxable income for statutory profit sharing purposes, we previously deducted NOLs, carryforwards. The application of NOL carryforwards can result in a deferred profit sharing asset for a given period instead of a profit sharing liability. The Mexican tax authorities had challenged our calculation of statutory profit sharing liabilities in the late 1990s, but we prevailed with a Mexican Fiscal Court ruling in 1999 followed by a Tax Authority Release acknowledging our ability to continue to calculate statutory profit sharing the way we had been, including the deduction of NOL carryforwards in the calculation of net taxable income for statutory profit sharing purposes. However, since a technical amendment to the Mexican tax law in 2002, the Mexican tax authorities have objected to our deduction of NOL carryforwards in the calculation of net taxable income for statutory profit sharing purposes following such amendment, which objection we challenged in court.
     On July 12, 2005, the Mexican Supreme Court ruled that NOL carryforwards could not be deducted when calculating net taxable income for employees’statutory profit sharing liability purposes. As a result of the recent Mexican Supreme Court decision, we changed the method of calculating our employees’statutory profit sharing liability and no longer deduct NOLs. This change in methodology and the write off of our deferred tax assets related to profit sharing associated with these NOLs, resulted in a charge against our income of $35.6 million, after purchase accounting adjustments.
     KCSM Depreciation Analysis. Since April 1, 2005, we adopted the group depreciation method for consistency with KCSR. Accordingly, changes were made to certain historical depreciation rates. Unlike KCSR, KCSM depreciation rates are not subject to the approval of the STB, accordingly, the changes to the depreciation rates were applied in 2005. During the year ended December 31, 2005, the registrant engaged a civil engineering firm with expertise in railway property usage to conduct an analysis to evaluate depreciation rates for properties and equipment. The analysis centered on evaluating actual historical replacement patterns to assess future lives and indicated that we were depreciating its property over shorter periods than we actually utilize the assets. As a result, depreciation expense recorded in the fourth quarter of 2005 reflected and adjustment totaling $5.5 million, to reduce depreciation expense as recorded in the second and third quarters of 2005. Concession rights and related assets are amortized over the shorter of their remaining useful life as determined by our depreciation review.
New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123R”). The revision established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employees’ services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employees’ services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. Effective April 21, 2005, SFAS 123R was amended to change the effective date to the first interim or annual reporting period of the registrants first fiscal year beginning after June 15, 2005. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial statements.
     In May 2005, the FASB issued FASB Statement No-154, Accounting Changes and Error Corrections. Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirement specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

Results of Operations
     The following discussion of our results of operations is based on the financial information derived from our financial statements restated in accordance with U.S. GAAP.
     In the following discussion, references to increases or decreases in any period are made by comparison with the corresponding prior year period except as the context otherwise indicates. The results of the three months ended March 31, 2005 (Predecessor) and the nine months ended December 31, 2005 (Successor) have been combined to form a full year for purposes of the discussion herein. As a result of the application of purchase accounting the consolidated financial statements of the successor are not comparable in all results with the consolidated financial statements of the predecessor.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
     The following comparison includes the consolidation in 2004 of only seven months of financial results of Mexrail as a result of our sale of a 51% interest in Mexrail to KCS in August, 2004.
Revenues
     Revenues for the year ended December 31, 2005 totaled $717.6 million compared to $699.2 million for the year ended December 31, 2004, which represented an increase of $18.4 million or 2.6%. These results in 2004 include the consolidation of seven months of financial results of Mexrail as a consequence of the sale of 51% of Mexrail to KCS in August 2004. Without taking into account any consolidation of Mexrail, our revenues for the year ended December 31, 2005 totaled $717.6 million compared to $664.2 million for the year ended December 31, 2004, which represents an increase of $53.4 million or 8.0% over 2004. This increase in 2005 was mainly attributable to the general recovery of the U.S. and Mexican economies. Carloads are a standard measure used by us to determine the volume of traffic transported over our rail lines. Excluding carloads from Mexrail’s wholly-owned subsidiary, Tex-Mex, our carloads in 2005 decreased by 0.5% compared to 2004, while the Mexican economy grew by 3.3%. Additionally, the appreciation of the peso against the dollar positively impacted our revenues by $12.4 million. Imports into Mexico from the U.S., Canada and overseas represented approximately 54.5%, 54.8%, and 56.2% of our total revenues in 2003, 2004, and 2005, respectively. Approximately 80.4% of our total revenues in 2005 were attributable to international freight.

     The following table sets forth, by product category, our revenues and traffic volumes by carloads for the years ended December 31, 2005 and December 31, 2004, respectively.

	Year Ended December 31,
	2005		2004(1)
Business Segment	Carloads	Revenues	Carloads	Revenues
		(In millions)		(In millions)
Agro-industrial products	120,956	$163.0	125,688	$143.4
Cement, metals and minerals	171,671	142.1	173,198	138.2
Chemical and petrochemical products	97,058	126.6	101,291	125.7
Automotive products	114,558	115.7	119,104	119.8
Manufactured products, industrial products	104,720	100.2	97,741	79.3
Intermodal freight	212,276	57.3	208,452	50.5
Other(2)	—	12.7	—	7.3

KCSM	821,239	$717.6	825,474	$664.2
Tex-Mex	—	—	60,176	35.0

Total	821,239	$717.6	885,650	$699.2

(1)	Includes only seven months of Tex-Mex’s 2004 revenues as a consequence of the sale of its parent, Mexrail, to KCS in August, 2004.

(2)	Other revenues include railroad services including haulage, demurrage and switching.
     Agro-industrial products. Revenues increased by $19.6 million or 13.7% in 2005 compared to 2004. This increase was driven by higher import targeted price improvements and fuel surcharges. These increases were partially offset by a reduction in import shipments of soybeans, sorghum and wheat products during the year 2005.
     Cement, metals and minerals. Revenues increased by $3.9 million or 2.8% in 2005 compared to 2004. Domestic revenues increased during the year 2005, as a result of an increase in the production volumes of construction materials such as billets, bar and wire, cement and minerals, as a result of strong performance in the construction industry. Steel slab and steel coils revenue increased as a result of higher international traffic, such as imports and exports, due to higher consumption of manufacturing industries as well as certain targeted rate increases during the year 2005.
     Chemical and petrochemical products. Revenues increased by $0.9 million or 0.7% in 2005 compared to 2004. The increase was the result of increases in transportation of diesel and gasoline for PEMEX and imported plastics.
     Automotive products. Revenues decreased by $4.1 million or 3.4% in 2005 compared to 2004. This revenue reduction is a consequence of the decline in production due to the continued recession in the North America automotive industry and the closure of the DaimlerChrysler plant in Lago Alberto, and the subsequent relocation of its production facilities to Encantada in Coahuila.
     Manufactured products, industrial products. Revenues increased by $20.9 million or 26.4% in 2005 compared to 2004. Revenue increases for this year was mainly driven by the increase in rates of pulpwood and a recovery of traffic from barge movements as well as new traffic. Additionally, beer showed an increase of 47.0% in export traffics due to higher production in order to cover the demand in the US market. Home appliances revenue increased mainly driven by higher exports to the US market. Scrap paper also increased revenue due to a recovery of traffic that was lost in 2004 to barge traffic and obtaining new traffic.
     Intermodal freight. Revenues increased by $6.8 million or 13.5% in 2005 compared to 2004. This increase was mainly attributable to the consolidation of steamship service at the port of Lázaro Cárdenas.

Operating Expenses
Total operating expenses amounted to $674.4 million for the year ended December 31, 2005 compared to $593.2 million for the year ended December 31, 2004, which represents an increase of 13.7%. The following table illustrates our operating expenses for the periods indicated as a percentage of revenues generated during the corresponding periods.

	Successor		Predecessor		Successor		Predecessor
	For the nine months ended December 31,		For the three months ended March 31,		Year Ended December 31,		Year Ended December 31,
	2005		2005		2005		2004
		% of		% of		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)		(In thousands)		(In thousands)
Salaries, wages and employee benefits	$95,593	17.5%	$28,782	16.9%	$124,375	17.3%	$107,526	15.4%
Purchased services	108,703	19.8	36,809	21.6	145,512	20.3	154,097	22.0
Fuel	83,109	15.2	23,224	13.7	106,333	14.8	79,287	11.3
Materials and supplies	5,779	1.1	1,692	1.0	7,471	1.0	5,967	0.9
Car hire — net	38,022	6.9	8,584	5.0	46,606	6.5	37,913	5.4
Rents other than car hire	44,912	8.2	13,776	8.1	58,688	8.2	49,601	7.1
Casualties and insurance	14,736	2.7	2,240	1.3	16,976	2.4	10,594	1.5
Employees’ statutory profit sharing	41,081	7.5	547	0.3	41,628	5.8	(6,556)	(0.9)
Other costs	30,697	5.6	6,330	3.7	37,027	15.2	29,525	4.2
Depreciation and amortization	67,689	12.2	22,094	13.0	89,783	12.5	87,207	12.5

KCSM	$530,321	96.7%	$144,078	84.6%	$674,399	94.0%	$555,161	79.4%
Tex-Mex	—	—	—	—	—	—	38,009	5.5%

Total	$530,321	96.7%	$144,078	84.6%	$674,399	94.0%	$593,170	84.9%

     Salaries, wages and employee benefits. Salary expenses increased 16.8% to $124.4 million in 2005 compared to 2004. These increases were largely attributable to the net effects of annual salary increases (4% in June 2005), the increase in wages of 5% in 2004 and the increase in wages and fringe benefits as a result of our labor agreement revision in July 2005(4.5% in wages and 2% in fringe benefits). Additionally, we experienced the effects of an appreciation of the peso against the US dollar of 3.7% in 2005 compared with 2004.
     Purchased services. Costs of purchased services decreased by $8.6 million or 5.6% in 2005 compared to 2004. Costs of purchased services consisted primarily of expenses related to equipment maintenance, haulage, terminal services, security expenses and legal expenses. The decrease includes the effect of establishing a fair market value for the off balance sheet locomotive maintenance agreement under purchase accounting by $4.9 million.
     As a consequence of the acquisition of Grupo TMM’s interest in the Company by KCS, the management fee agreements between us and Grupo TMM and KCS were cancelled, resulting in a reduction in expenses of $1.9 million at December 31, 2005. Additionally, our legal expenses related with the VAT refund claim during 2005, were $5.0 million lower than in the prior year. As a result of our personnel restructuring program, we had a reduction in our cost of expatriates of $1.9 million at December 31, 2005 compared with the same period in 2004.
     Fuel. Our fuel expenses increased 34.1% in 2005 compared to 2004 primarily due to the volatility of fuel prices during 2005 and higher fuel consumption compared to 2004.
     Materials and supplies. Costs of materials and supplies consumed during 2005 increased $1.5 million, compared to 2004. The increase was primarily due to the revaluation of the parts inventory associated with the maintenance of the catenary line, resulting in a charge of $1.6 million after purchase accounting.
     Car hire — net. Our car hire — net expenses include costs incurred by KCSM for the use of other railroads railcars, net of car hire income we receive from other railroads for the use of KCSM’s cars. Our car hire — net expenses are affected by the volume of our business, the number of cars we own or lease and traffic flows. Car hire — net expenses increased by 22.9% in 2005 compared to 2004. These variances are attributable principally to an increase in the number of hours and number of movement miles in 2005 compared to 2004 for current traffic. Fifty percent (50%) of the variance is due to increases in cycle time, particularly on box cars, intermodal cars and multilevels. System velocity has decreased 15%, resulting in increased transit time, as a result of longer loading and unloading times in 2005 over the same period in 2004.
     Rents other than car hire. Rents other than car hire include locomotive leases and railcar and equipment rental expenses. These expenses increased by $9.1 million or 18.3% in 2005 compared to 2004. The increase includes the effect of purchase accounting under which we established a fair market value for all of our operating leases for locomotives and freight cars. This resulted in an additional rental charge of $5.5 million. A similar charge will occur in subsequent quarters until the expiration of all of the related leases. Additionally, we had a higher number of freight cars leased in 2005 compared to 2004, increasing expenses by $4.0 million.
     Casualties and insurance. These expenses increased 60.2% in the year ended December 31, 2005 from the year ended December 31, 2004. These increases were primarily the result of costs associated with six derailments that occurred during the year 2005 totaling $5.1 million. In addition, KCSM cost in 2005 were increased our reserves by $1.9 million primarily for cars destroyed and $0.7 million resulting from minor derailments, theft and vandalism. The increase during to 2005 was partially offset by a reduction in our insurance premiums of $2.1 million compared to 2004.
     Employees’Statutory profit sharing. The increase in our s employees’tatutory profit sharing in 2005 compared to 2004 was a result of our recent Supreme Court decisions in May denying the deductibility of NOL’s in calculating the Company’s employees’profit sharing liability. As part of purchase accounting, KCS valued our profit sharing NOL asset at zero as a result of the court rulings and we wrote off our deferred profit sharing asset associated with these NOL’s. This resulted in a charge to income of $35.6 million.
     Other costs. Other costs consist primarily of employees’ expenses such as the cost of meals, lodging and travel, the loss on the sale of the Mexrail shares, as well as the concession duty payable to the Mexican government, loss on the sales of property, machinery and equipment, and the allowance for doubtful accounts. At December 31, 2005, these expenses increased $7.5 million compared to December 31, 2004. This increase was attributable mainly by the reduction in value of certain assets in the amount of $2.3 million, after purchase accounting, as well as management’s decision to increase the allowance for doubtful customer accounts by $9.3 million based upon current prospects for collection of certain customer accounts, and the recognition of $2.0 million of transition costs. This increase was partially offset by the loss of $12.2 million resulting from the sale of the Mexrail shares to KCS in 2004.
     Additionally, in connection with continuing litigation against the Mexican government, KCSM had a $4.9 million receivable for recoverable withholding tax associated with car hire payments made prior to 2003. Management has determined that it is unlikely that it will be successful in collecting this amount and therefore the decision was made to increase the allowance for doubtful other accounts receivable by this $4.9 million in 2005.
     Depreciation and amortization. Depreciation and amortization expenses in 2005 increase by $2.6 million compared to 2004. This increase includes the effect of changes in our estimated useful lives over our properties, machinery and equipment this change resulting in a lower charge to the expenses of depreciation in 2005 by $10.9 million, which includes $7.3 million of the reduction of depreciation expenses recorded in the second and third quarters of 2005. This decrease were offset by the result of purchase accounting, whereby the book values of our assets were adjusted upward based on a market value appraisal resulting in a $8.3 million charge for additional depreciation and amortization, and as a result of additional capital improvements to our lines and ongoing investments.
     Interest expense net. Interest expense net for 2005 was $101.9 million compared to $111.8 million for 2004. These decreases were attributable mainly to our debt refinancing of $443.5 million of 11.75% Senior discount debentures in April, 2005 reducing our interest rate to 9 3/8%.
     Exchange gain (loss) — net. Exchange gain at December 31, 2005 increased $3.3 million, compared to the same period in 2004. During the period the dollar depreciated 3.7% relative to the peso compared the same period in 2004.

     Income tax expense. Our net income tax benefit was $2.9 million for 2005 compared to a net income tax expense of $4.7 million for 2004. The decrease of $7.4 million in income tax was mainly effect of the change in the income tax rate from 33% to 30% and other effects related to inflationary components and non-deductible expenses. This decrease in income tax expense was partially offset by the effects of inflation on tax loss carryforward and the effect of inflation on depreciation and amortization.
Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
     The following comparison includes the consolidation in 2004 of only seven months of financial results of Mexrail as a result of our sale of a 51% interest in Mexrail to KCS in August, 2004.
Revenues
     Revenues for the year ended December 31, 2004 totaled $699.2 million compared to $698.5 million for the year ended December 31, 2003, which represented an increase of $0.7 million or 0.1%. These results include the consolidation of only seven months of financial results of Mexrail as a consequence of the sale of 51% of Mexrail to KCS in August 2004. Without taking into account any consolidation of Mexrail, our revenues for the year ended December 31, 2004 totaled $664.2 million compared to $641.4 million for the year ended December 31, 2003, which represents an increase of $22.8 million or 3.6% over 2003. This minor increase in 2004 was mainly attributable to the general recovery of the U.S. and Mexican economies. Carloads are a standard measure used by us to determine the volume of traffic transported over our rail lines. Excluding carloads from Mexrail’s wholly-owned subsidiary, Tex-Mex, our carloads in 2004 increased by 7.4% compared to 2003, while the Mexican economy grew by 4.4%. Additionally, the depreciation of the Mexican peso against the dollar negatively impacted our revenues by $15.9 million. Imports into Mexico from the U.S., Canada and overseas represented approximately 54.1%, 54.5%, and 54.8% of our total revenues in 2002, 2003, and 2004, respectively. Approximately 79% of our total revenues in 2004 were attributable to international freight.

     The following table sets forth, by product category, our revenues and traffic volumes by carloads for the years ended December 31, 2004 and December 31, 2003, respectively.

	Year Ended December 31,
	2004(1)		2003
Business Segment	Carloads	Revenues	Carloads	Revenues
		(In millions)		(In millions)
Agro-industrial products	125,688	$143.4	122,114	$142.9
Cement, metals and minerals	173,198	138.2	159,502	125.4
Chemical and petrochemical products	101,291	125.7	88,522	113.2
Automotive products	119,104	119.8	120,883	124.7
Manufactured products, industrial products	97,741	79.3	87,117	74.3
Intermodal freight	208,452	50.5	190,488	52.4
Other(2)	—	7.3	—	8.5

KCSM	825,474	$664.2	768,626	$641.4

Tex-Mex	60,176	35.0	100,814	57.1

Total	885,650	$699.2	869,440	$698.5

(1)	Includes only seven months of Tex-Mex’s 2004 revenues as a consequence of the sale of its parent, Mexrail, to KCS in August, 2004.

(2)	Other revenues include railroad services including haulage, demurrage and switching.
     Agro-industrial products. Revenues increased by $0.5 million in 2004 compared to 2003. The U.S. and Canada are the dominant suppliers of agricultural products to Mexico, and a significant amount of the agro-industrial products carried over our rail lines are imports, consisting primarily of grains and grain products (principally corn and wheat). In 2004, we maintained our share of almost half of the total grains imported from the U.S. and Canada. Additionally, we were able to convert additional amounts of truck transport to rail from the port of Lázaro Cárdenas to the Nuevo Laredo-Laredo crossing.
     Cement, metals and minerals. Revenues increased by $12.8 million or 10.2% in 2004 compared to 2003. We capitalized on the recovery of the steel industry with increasing long haul traffic of slabs, billets, bars and wire rod from the Port of Lázaro Cárdenas to Monterrey. Additionally, this business unit benefited from the performance of the construction industry.
     Chemical and petrochemical products. Revenues increased by $12.5 million or 11.0% in 2004 compared to 2003. The increase was the result of increases in transportation of fuel oil, diesel and gasoline for PEMEX and imported plastics. Additionally, we continued to convert truck transport to rail through the use of our transload facilities, at which trucks and trains can exchange cargo.
     Automotive products. Revenues decreased by $4.9 million or 3.9% in 2004 compared to 2003. During 2004, vehicle production in Mexico decreased 2.2% due to reduced demand. This decrease was a result of the continued economic recession in the automotive industry in the North America. Through efforts to convert truck transport to rail, we have mitigated this reduction in our revenues, but overall our hauls have decreased because of volume lost from the closure of and reduction at certain automotive plants.
     Manufactured products, industrial products. Revenues increased by $5.0 million or 6.7% in 2004 compared to 2003 due to a gain in market share in exports of paper and home appliance products. Also, our revenues were favorably impacted by the conversion of truck transport to rail and the recapture of lost customers.
     Intermodal freight. Revenues decreased by $1.9 million or 3.6% in 2004 compared to 2003, due to the decline in the transport of automotive products and as a consequence of the recession in the U.S. automotive industry. However, through our efforts to convert truck transport to rail, we were able to reduce the impact of the slowdown in the automotive industry.

Operating Expenses
     Total operating expenses amounted to $593.2 million for the year ended December 31, 2004 compared to $591.2 million for the year ended December 31, 2003, which represents an increase of 0.3%. The following table illustrates our operating expenses for the periods indicated as a percentage of revenues generated during the corresponding periods.

	Year Ended December 31,
	2004		2003
		% of		% of
	Amount	Revenue	Amount	Revenue
	(In thousands)		(In thousands)
Salaries, wages and employee benefits	$107,526	15.4%	$105,569	15.1%
Purchased services	154,097	22.0	171,713	24.6
Fuel	79,287	11.3	58,706	8.4
Materials and supplies	5,967	0.9	7,391	1.1
Car hire — net	37,913	5.4	35,420	5.1
Rents other than car hire	49,601	7.1	51,330	7.3
Casualties and insurance	10,594	1.5	9,703	1.4
Employees’ statutory profit sharing	(6,556)	(0.9)	(11,528)	(1.7)
Other costs	29,525	4.2	18,158	2.6
Depreciation and amortization	87,207	12.5	84,711	12.0

KCSM	$555,161	79.4%	$531,173	75.9%
Tex-Mex	38,009	5.5%	60,063	8.6%

Total	$593,170	84.9%	$591,236	84.5%

     Salaries, wages and employee benefits. Salary expenses increased 1.9% to $107.5 million in 2004 compared to 2003. The increase was largely attributable to the annual wage increase payable to our employees and increases in other employee benefits effective July 1, 2004. Because our wages are payable in pesos, this increase was partially offset by the depreciation in 2004 of the Mexican peso against the dollar. As of December 31, 2004, we had 3,399 full-time employees.
     Purchased services. Costs of purchased services decreased by $17.6 million or 10.2% in 2004 over 2003. Costs of purchased services consisted primarily of expenses related to equipment maintenance, haulage, terminal services, security expenses and legal expenses. The decrease in purchased services was primarily attributable to a one-time charge incurred in 2003 in connection with our VAT refund claim. This decrease in purchased services was partially offset by an increase in terminal services and maintenance to locomotives and rolling stock as a result of additional carload volume.
     Fuel. Our fuel expenses increased 35.1% in 2004 compared to 2003 primarily due to the volatility of fuel prices during 2004. The average fuel price per gallon increased 30.1% in 2004 over 2003. Additionally, in 2004, our fuel consumption increased 5.2% compared to 2003.
     Materials and supplies. Costs of materials and supplies consumed in 2004 were $1.4 million lower than 2003, primarily because of a decrease in track maintenance activities.
     Car hire — net. Car hire — net expenses increased by 7.0% in 2004 compared to 2003. This increase is due to an increase of the car hire payable in the use of cars, time and mileage by $3.8 million, which was partially offset by the increase of car hire revenue received from other railroads by $1.2 million.
     Rents other than car hire. Rents other than car hire include locomotive leases and railcar and equipment rental expenses. These expenses decreased by $1.7 million or 3.4% in 2004 compared to 2003. The decrease was attributable to lower rates resulting from the negotiation of better rates with our lessors and to an increase in our recovery of leasing costs through the sublease of locomotives to other railroad companies.

     Casualties and insurance. These expenses increased 9.2% in the year ended December 31, 2004 from the year ended December 31, 2003 due to the decrease in our insurance recoverability in 2004 as a result of higher deductible amounts during 2004.
     Employees’ Statutory profit sharing. The decrease in our employees’ statutory profit sharing of $5.0 million in 2004 compared to 2003 was primarily due to the decrease of pre-tax income and the strengthening of Mexican the peso, which raised the exchange rate gains included in the profit sharing calculation.
     Other costs. Other costs consist primarily of employee expenses such as the cost of meals, lodging and travel, the loss of the sale of the Mexrail’s shares, and sales of property, machinery and equipment, as well as the concession duty payable to the Mexican government and the allowance for doubtful accounts. These expenses increased in 2004 mainly due to the loss resulting from the sale of the Mexrail’s shares to KCS of $12.2 million.
     Depreciation and amortization. Depreciation and amortization expenses in 2004 increased by $2.3 million compared to 2003 primarily as a result of capital improvements to our lines, new operating capacity, intermodal terminals and ongoing investments.
Operating Income and Operating Ratio
     Our operating income decreased by $1.2 million to $106.1 million in 2004 compared to $107.3 million in 2003, representing a decrease of approximately 1.1%, due to the factors described above. Our operating ratio increased to 84.8% for 2004 from 84.6% for 2003.
     Interest expense — net. Interest expense — net for 2004 was $111.8 million compared to $111.1 million for 2003.
     Exchange gain (loss) — net. We recorded net foreign exchange income of $0.4 million for 2004 compared to a net foreign exchange loss of $13.7 million for 2003. We have exposure to fluctuations in the value of the Mexican peso relative to the dollar because our Mexican peso accounts receivable are greater than our Mexican peso accounts payable. In 2004, the dollar depreciated 0.8% and in 2003 the dollar appreciated 7.4%, relative to the Mexican peso.
     Income tax expense (benefit). Our net income tax expense was $4.7 million for 2004 compared to a net income tax benefit of $51.5 million for 2003. The $56.2 million increase in income tax was mainly due to the effect of inflation on depreciation and amortization of $71.7 million, as well as the effect of the change in the income tax rate from 33% to 28% and other effects amounting to $45.6 million. This increase in income tax was partially offset by the effects of inflation on tax loss carryforward of $64.6 million and the increase in the permanent differences related to inflationary components and non-deductible expenses amounting to $0.6 million.
Liquidity and Capital Resources
     Our business is capital intensive and requires ongoing substantial expenditures for, among other things, improvements to roadway, structures and technology, capital expenditures, leases and repair of equipment, and maintenance of our rail system. We have funded, and expect to continue to fund, capital expenditures with funds from operating cash flows, leases and, to a lesser extent, vendor financing. The discussion below of our cash flow includes the contribution from Mexrail through August 2004, when we sold a 51% interest in Mexrail and a related call option to KCS. Our principal sources of liquidity consist of cash flows from operations, existing cash balances, leases, vendor financing and debt financing.
     Grupo TFM, act as guarantor of KCSM in the first supplemental indenture, dated as of May 21, 2002.
     For the twelve month period ended December 31, 2005, KCSM did not meet the leverage ratio covenant (debt/EBITDA) of 4.50:1 as defined and measured under the terms of the New Credit Agreement. In addition, on March 31, 2006, KCSM failed to meet certain reporting requirements under the New Credit Agreement. These failures resulted in defaults under the New Credit Agreement and limited KCSM’s access to the revolving credit facility. On April 7, 2006, KCSM entered into the 2005 Waiver and Amendment, which amended the New Credit Agreement to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for Mexican peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The 2005 Waiver and Amendment also waived (iv) certain reporting requirements, including the requirement to provide audited consolidated financial statement 90 days after the end of the 2005 fiscal year, provided such reports are delivered by April 30, 2006, and (v) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the New Credit Agreement for the four quarters ending December 31, 2005 if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the 2005 Waiver and Amendment, provided that we are in compliance therewith after giving effect to the Waiver and Amendment.

Cash Flows from Operating Activities
     We generated positive cash flows from operating activities of $116.3 million in 2005, $87.5 million in 2004 and $99.7 million in 2003. The increase in cash flows in 2005 from 2004 resulted primarily from decreases in working capital. The decrease in cash flows in 2004 from 2003 resulted primarily from changes in current assets and liabilities.
     The following table summarizes cash flows from operating activities for the periods indicated.

	Successor	Predecessor	Predecessor
	Nine months	Three months
	ended December	ended
	31,	March 31,
	2005	2005	2004	2003
	(In thousands)
Net income (loss) for the period	$103,707	$116	$(8,346)	$27,314
Depreciation and amortization	67,689	22,094	88,732	87,166
Amortization of discount on 2009 Debentures(1)	—	—	47	370
VAT / PUT settlement gain	(141,035)	—	—	—
Deferred income tax	(557)	(1,109)	(2,920)	(62,252)
Statutory profit sharing	41,081	547	(6,556)	(11,528)
Minority interest	(17,773)	204	(1,621)	6,922
Loss on sale of property, machinery and equipment — net	3,662	723	3,704	2,909
Loss on sale of 51% of Mexrail and related call option	—	—	12,221	—
Changes in current assets and liabilities	23,712	13,216	2,216	48,763

Net operating cash flows	$80,486	$35,791	$87,477	$99,664

(1)	Includes amortization of discount on senior discount debentures and commercial paper.
Cash Flows from Investing Activities
     Net cash flows used in investing activities was $80.3 million in 2005, which consisted principally of capital expenditures. In 2005 we made capital expenditures aggregating $81.2 million, representing 11.3% of our revenues for the year.
     Net cash used in investing activities was $13.6 million in 2004, On August 16, 2004, we sold shares representing 51.0% of Mexrail to KCS for approximately $32.7 million. This amount was reduced by the income tax and legal expenses.
     Net cash used in investing activities was $70.7 million in 2003, which consisted principally of capital. We made capital expenditures in an aggregate amount of $73.1 million in 2003, consisting mainly of improvements to our rail line. In addition, $18.4 million of our capital expenditures in 2003 consisted of upgrades of our locomotives and freight cars.
Cash Flows from Financing Activities
     Net cash flows used in financing activities was $43.0 million in 2005. This resulted from the repayment of all outstanding $443.5 million principal amount of our 11.75% Senior Discount Debentures due 2009 (the “2009 Debentures”), and principal payments of $134.1 million under our 2004 Credit Agreement and $31.0 million payments to the Bridge Loan Agreement. These repayments were partially offset by the issuance of $460.0 million of 9 3/8% Notes and proceeds of $111.6 million from the New Credit Agreement.
     For the year ended December 31, 2004, cash used in financing activities amounted to $63.3 million mainly as a result of the repayment of $10.0 million in outstanding principal amount under our commercial paper program and principal payments of $71.1 million on the previous term loan facility.
     For the year ended December 31, 2003, cash used in financing activities amounted to $55.6 million mainly as a result of the repayment of $37.0 million in outstanding principal amount under our commercial paper program and principal payments of $18.3 million on the previous term loan facility.

Amendment to our Credit Agreement and Refinancing of our Commercial Paper Program
     On June 24, 2004, we entered into the 2004 Credit Agreement, and refinanced our commercial paper program. Our commercial paper program consisted of a two-year facility in the amount of $122.0 million. Under the 2004 Credit Agreement, both facilities were consolidated under a single term loan facility maturing on September 17, 2006. Amounts outstanding under the term loan facility were secured by a first priority conditional pledge on the locomotives and other rolling stock owned by our subsidiary, Arrendadora TFM.
     As of December 31, 2004, there was $133.7 million outstanding under our term loan facility. On October 24, 2005, we refinanced the term loan facility by replacing the 2004 Credit Agreement with a new, three year, $106.0 million Credit Agreement. See “— New Credit Agreement.”
Waiver and Amendment to the 2004 Credit Agreement
     As of April 18, 2005, we entered into the Waiver and Amendment, to the 2004 Credit Agreement. The Waiver and Amendment allowed us to (i) issue the 9 3/8% Notes , (ii) use the amount of proceeds from the issuance of the 9 3/8% Notes in excess of the principal amount of the 2009 Debentures to pay accrued and unpaid interest on the 2009 Debentures repurchased or redeemed, (iii) pay the fees of the underwriter associated with the issuance of the 9 3/8% Notes and the tender offer for the 2009 Debentures, (iv) pay the premium related to the tender offer and (v) pay certain other expenses relating to the tender offer and the issuance of the 9 3/8% Notes . The Waiver and Amendment also amended the 2004 Credit Agreement to allow us to borrow up to $25.0 million from KCS, on a fully subordinated basis. On October 28, 2005, we refinanced our existing term loan facility by replacing the 2004 Credit Agreement with the New Credit Agreement.
New Credit Agreement
     On October 24, 2005, through KCSM, we entered into the New Credit Agreement. We used the proceeds from the New Credit Agreement to pay all amounts outstanding under a Bridge Loan Agreement, all remaining amounts outstanding under the 2004 Credit Agreement and for other general corporate purposes. The maturity date for the New Credit Agreement is October 28, 2008. The New Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, our capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, we must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default would trigger acceleration of the time for payment of any amounts outstanding under the New Credit Agreement.
     For the twelve month period ended December 31, 2005, KCSM did not meet the leverage ratio covenant (debt/EBITDA) of 4.50:1 as defined and measured under the terms of the New Credit Agreement. In addition, on March 31, 2006, KCSM failed to meet certain reporting requirements under the New Credit Agreement. These failures resulted in defaults under the New Credit Agreement and limited KCSM’s access to the revolving credit facility. On April 7, 2006 KCSM entered into the 2005 Waiver and Amendment, which amended the New Credit Agreement to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The 2005 Waiver and Amendment also waived (iv) certain reporting requirements, including the requirements to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports are delivered by April 30, 2006 and (v) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the New Credit Agreement for the four quarters ending December 31, 2005 if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the 2005 Waiver and Amendment, provided that we are in compliance therewith after giving effect to the 2005 Waiver and Amendment. KCSM is not currently in default of the New Credit Agreement and currently has access to the revolving credit facility.
     During 2005, subsequent to the VAT/Put Settlement, both S & P’s and Moody’s removed their negative outlook on our debt rating and moved our outlook to stable. On April 10, 2006, S&P lowered its corporate credit rating on KCS and us to B from BB-. The senior secured debt rating of KCS and us was lowered to BB- from BB+ and the senior unsecured debt rating lowered to B- from B+. The CCC rating on KCS’s preferred stock, as well as all credit ratings, remain on CreditWatch with negative implications, where they were placed on April 4, 2006. These rating actions are based on concerns about KCS’s and our liquidity following recent negative developments, including settlement of obligations owed to Grupo TMM in March 2006 and the increased risk of KCS failing to make the next cash dividend payment on its preferred stock.
     On April 5, 2006 Moody’s placed all of KCS’, KCSR’s and our debt ratings under review for a possible downgrade. Moody’s review was prompted by KCS’s inability to file its 2005 Form 10-K after requesting an extension and indicating that the filing would be made by March 31, 2006.

Capital Expenditures and Divestitures
     A significant portion of our capital expenditures is tied to volume of traffic, and is therefore variable to the extent such volumes change. Capital expenditures do not include locomotives or railcars leased under operating leases.
     We made capital expenditures in aggregate amount of $81.2 million, representing 11.3% of our revenues, in 2005 including $31.5 million for locomotive upgrades. We made capital expenditures of $41.1 million, representing 5.9% of our revenues, in 2004, including $24.3 million for track improvements, siding extensions and track equipment acquisition, and $7.9 million for upgrades of our locomotives and freight cars. In 2003, we made capital expenditures in the amount of $73.1 million, including $48.7 million for improvements to our rail line and $18.4 million for locomotive and freight car upgrades.
     We plan to continue to make capital expenditures to improve our infrastructure. According to our New Credit Agreement, we have restrictions on capital expenditures of $100.0 million unless our leverage ratio declines to 3.50 times or less. Under the concession, we are required to make certain capital expenditures as outlined in five-year business plans submitted to the SCT. We have funded, and expect to continue to fund, capital expenditures with funds primarily from operating cash flows and vendor financing.
     The following tables set forth our principal capital expenditures and divestitures during last three years.

	Successor	Predecessor	Predecessor
	Nine months	Three months
	ended	ended
	December 31,	March 31,	Year Ended December 31,
	2005	2005	2004	2003
	(In millions of dollars)
Capital Expenditures
Locomotives and freight cars (1)	$17.5	$0.7	$7.9	$18.4
Rail track	44.1	7.7	24.3	48.7
Telecommunication	3.1	0.4	1.1	1.7
Other	7.3	0.4	7.8	4.3

Total	$72.0	$9.2	$41.1	$73.1

	Successor	Predecessor	Predecessor
	Nine months	Three months
	ended	ended
	December 31,	March 31,	Year Ended December 31,
	2005	2005	2004	2003
	(In million of dollars)
Capital Divestitures(2)
Freight cars	$0.1	$0.1	$0.1	$3.4
Concession equipment	1.3	0.7	3.6	1.5
Other assets	4.0	—	0.4	0.4

Total	$5.4	$0.8	$4.1	$5.3

(1)	Locomotives and freight cars capital expenditures do not include costs incurred relating to certain locomotives expenses where payment has been deferred in accordance with agreements with its vendors suppliers.
(2)	Capital divestitures are shown in our cash flow statement included elsewhere in this Annual Report in the line items “Loss on sale of properties and write-off of cost of properties, net” included in our operating activities,
Sources and Availability of Raw Materials
     All of the locomotives we operate are diesel-powered, and our fuel expenses are a significant portion of our operating expenses. We meet, and expect to continue to meet, our fuel requirements almost exclusively through purchases at market prices from PEMEX, a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. We are party to a fuel supply contract with PEMEX, which may be terminated at any time by either party upon 30 days written notice to the other. We experienced increases in our average fuel price per gallon of 24.2% in 2003, 30.1% in 2004, and 43.9% in 2005.
Seasonality
     The majority of our customers are industrial in nature, including automobile manufacturers, grain distribution companies and industrial plants. Our freight revenue typically increases during the third quarter of our fiscal year due to a number of factors, including increased production and overstocking of inventory by our customers in anticipation of the end of the year holiday season and also as a result of changes in our customers’ order patterns in response to the annual announcement of price increases for the next year. Such factors demand an increase in the level of our operations which typically results in an increase in our freight revenue for the third quarter of our fiscal year. We typically experience a decrease in freight revenue at the end of our fourth quarter and beginning of our first quarter due to a decrease in our customers’ productivity during the Christmas holidays.

Contractual Obligations
     The following table outlines our obligations for payments under our and KCSM’s indebtedness (including capital leases), purchase obligations, operating leases and other obligations and for the periods indicated using balances as of December 31, 2005 (in thousands of U.S. dollars).

Year ended December 31	Less than 1	1-3	3-5	More than
Indebtedness(1)	Year	Years	Years	5 Years	Total
2012 Senior Notes 12.50%	$23,659	$47,319	$47,319	$215,489	$333,786
2007 Senior Notes 10.25%	16,167	158,084	—	—	174,251
2012 Senior Notes 9 3/8%	45,346	90,692	90,692	528,019	754,749
Term loan facility(2)	—	71,572	—	—	71,572
Capital leases	314	596	362	—	1,272

Total indebtedness	$85,486	$368,263	$138,373	$743,508	$1,335,630

	Less than 1	1-3	3-5	More than
Operating Leases(3)	Year	Years	Years	5 Years	Total
Locomotive operating leases	$14,419	$28,839	$28,839	$120,045	$192,142
Railcar operating leases	38,578	62,206	40,644	37,080	178,508

Total operating leases	$52,997	$91,045	$69,483	$157,125	$370,650

	Less than 1	1-3	3-5	More than
Purchase Obligations	Year	Years	Years	5 Years	Total
Locomotive maintenance agreement	$50,090	$100,131	$50,381	$104,342	$304,944
Track maintenance and rehabilitation agreement	5,891	11,322	10,699	9,142	37,054

Total purchase obligations	$55,981	$111,453	$61,080	$113,484	$341,998

(1)	These amounts include principal and interest payments and withholding tax where applicable.

(2)	On October 28, 2005, we refinanced our existing term loan facility by replacing the 2004 Credit Agreement with the New Credit Agreement.

(3)	These amounts include the minimum lease payments.
     The amounts of our obligations under the fuel purchase agreement are not included in the table, as such amounts are based on the market price of fuel. The market price of fuel as of December 31, 2005 was $413.9 per cubic meter.
     In addition to the contractual obligations set forth above, under the terms of our concession, we are required to pay the Mexican government a concession duty equal to 0.5% of our gross revenues during the first fifteen years of the concession period, and 1.25% of such revenues during the remainder of the period. For the years ended December 31, 2003, 2004, 2005, the concession duty expense amounted to $3.6 million, $3.4 million, and $3.9 million, respectively, which was recorded as an operating expense.
     Following is a discussion of the terms of the contractual obligations outlined above.
  12.50% Senior Notes due 2012 (the “2012 Senior Notes”)
       Through KCSM, we issued the 2012 Senior Notes in June 2002. The 2012 Senior Notes are denominated in dollars, bear interest semiannually at a fixed rate of 12.50% and mature on June 15, 2012.

     The 2012 Senior Notes are unsecured, unsubordinated, rank pari passu in right of payment with all existing and future unsecured, unsubordinated obligations of KCSM, and are senior in right of payment to all future subordinated indebtedness of KCSM. The 2012 Senior Notes are redeemable at any time in the event of certain changes in Mexican tax law and at our option, in whole or in part, on or after June 15, 2007, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount at maturity), plus accrued and unpaid interest, if any:

Redemption
Year	Price
2007	106.250%
2008	104.167%
2009	102.083%
2010 and thereafter	100.000%
  10.25% Senior Notes due 2007 (the “2007 Senior Notes”)
     Through KCSM, we issued the 2007 Senior Notes in June 1997. The 2007 Senior Notes are denominated in dollars, bear interest semiannually at a fixed rate of 10.25% and mature on June 15, 2007. The 2007 Senior Notes are not redeemable at our option except, subject to certain limitations, in the event of certain changes in Mexican tax law.
     The 2007 Senior Notes are unsecured, unsubordinated obligations of KCSM, rank pari passu in right of payment with all existing and future unsecured, unsubordinated obligations of KCSM and are senior in right of payment to all future subordinated indebtedness of KCSM. The 2007 Senior Notes are unconditionally guaranteed on an unsecured, unsubordinated basis by Grupo TFM.
  9 3/8% Senior Notes due 2012 (the 9 3/8% Notes”)
     Through KCSM, we issued $460.0 million principal amount of the 9 3/8% in April 2005. The 9 3/8% Notes are denominated in US dollars, bear interest semiannually at a fixed rate of 9 3/8% and mature on May 1, 2012. The 9 3/8% Notes are redeemable at our option, in whole at any time or in part from time to time, on and after May 1, 2009, upon not less than 30 nor more than 60 days notice. Subject to certain conditions, up to 35% of the principal amount of the 9 3/8% Notes is redeemable prior to May 1, 2008. In addition, the 9 3/8% Notes are redeemable, in whole but not in part, at our option at 100% of their principal amount, together with accrued interest, in the event of certain changes in the Mexican withholding tax rate.
  Bridge Loan Agreement
     The Bridge Loan Agreement was entered into through KCSM as of September 15, 2005 with BBVA Securities Inc., and Bank of America Securities LLC setting forth the general terms and conditions of a certain facility, subject to the conditions of a certain Commitment Letter, for the purpose of making funds available to the KCSM loans to be used by us to pay the September, 2005 amortization payment under the 2004 Credit Agreement, between the Company, JP Morgan Chase Bank, N.A., as a administrative agent and certain banks. On October 24, 2005, we paid the amount outstanding under the Bridge Loan Agreement.
  New Credit Agreement
     On October 24, 2005, KCSM entered into the New Credit Agreement. KCSM used the proceeds from the New Credit Agreement to pay all amounts outstanding under the Bridge Loan Agreement, all remaining amounts outstanding under the 2004 Credit Agreement and for other general corporate purposes. The maturity date for the New Credit Agreement is October 28, 2008. The New Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, we must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default would trigger acceleration of the time for payment of any amounts outstanding under the New Credit Agreement.

     On April 7, 2006 KCSM entered into the 2005 Waiver and Amendment to the New Credit Agreement. The New Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for Mexican peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The 2005 Waiver and Amendment also waived (iv) certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports are delivered by April 30, 2006 and (v) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the New Credit Agreement for the four quarters ending December 31, 2005 if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the 2005 Waiver and Amendment, provided that KCSM is in compliance therewith after giving effect to the 2005 Waiver and Amendment.
   Capital leases
     Through KCSM, we have payment obligations under capital lease agreements for two real estate properties for a period of 10 years. Our capital lease agreements contain standard provisions for this type of transaction including an option to purchase the assets at the end of the term of the respective lease agreements at a specified price.
  Operating leases
     Locomotive operating leases. In September 1999, through KCSM, we entered into a locomotive operating lease agreement covering 75 locomotives that was to expire in 20 years. The lease agreement contained standard provisions for this type of transaction, including the option to either purchase the assets or return the assets to the lessor at the end of the lease term. Because the lease agreement contained above-market rates, in connection with the valuation of the Company’s assets as part of the principles of acquisition and push-down accounting, we recorded a valuation reserve that was being amortized over the remaining life of the lease.
     On November 2, 2005, KCSR entered into an agreement with El-Mo-Mex, Inc. (“El-Mo”) to acquire El-Mo’s equity interest in the 75 locomotives and El-Mo’s interest in the lease agreement between El-Mo and KCSM. On December 20, 2005, KCSR entered into a leverage lease arrangement with an unaffiliated third party, pursuant to the terms of which KCSR sold the locomotives to a trust, which then leased the locomotives to KCSR for a period of 18 years. At December 31, 2005, none of the locomotives were under lease to KCSM.
     Railcar operating leases. Through KCSM, we lease certain railcars under standard rail industry agreements which are classified as operating leases. The length of the term of these agreements ranges on average from 3 to 15 years.
  Fuel purchase agreement
     On December 19, 1997, through KCSM, we entered into a fuel purchase agreement with PEMEX, under which we have the obligation to purchase at market price a minimum of 15,000 cubic meters and a maximum of 20,000 cubic meters per month of PEMEX diesel fuel. The term of the agreement is indefinite but can be terminated for justified cause by either party upon thirty days’ written notice.
  Locomotive maintenance agreements
     Through KCSM, we entered into locomotive maintenance agreements with various contractors, under which these contractors provide both routine maintenance and major overhauls of our locomotive fleet in accordance with the requirements of the U.S. Federal Railroad Administration (allowing our locomotives to operate in the United States through interchanges with U.S. railroads). Our locomotive maintenance contracts mature at various times between 2009 and 2020. Certain agreements contain deferred payments for maintenance and contain standard provisions for these types of arrangements.
  Track maintenance and rehabilitation agreement
     In May 2000, through KCSM, we entered into a track maintenance and rehabilitation agreement with a Mexican subsidiary of Alstom. The agreement expires in 2012. Under this agreement, the contractor performed major rehabilitation of line and provides routine maintenance between Celaya and Lázaro Cárdenas approximately 350 miles. Maintenance and rehabilitation expense amounted to $0.8 for the three months ended March 31, 2005, $2.6 for the nine months ended December 31, 2005, $3.4 in 2004 and $3.4 in 2003. Under this agreement, the Company estimates receiving futures services totaling $37 million in the following 6 years.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
     We periodically review our exposure to risks arising from fluctuations in interest rates, foreign exchange and fuel prices and determine at the senior management level how to manage these risks. We do not have a derivatives trading portfolio. We do not enter into market-risk sensitive instruments for speculative purposes. See Note 11 to our annual financial statements included under Item 8 of this Annual Report, “Financial Statements and Supplementary Data.”

  Interest Rate Risk
     We are subject to interest rate risk principally with respect to our debt that bears interest at floating rates. The following table sets forth our principal and interest cash flows and related weighted average interest rates by expected maturity date of our long-term debt as of December 31, 2005.

Maturity	Fixed Rate Debt(1)	Variable Rate Debt(2)
	(In thousands of dollars)
2006	$—	$102,142
2007	150,000	—
2008	—	—
Thereafter	640,000	—

Total	$790,000	$102,142

Fair Value	$858,150	$102,140

(1)	Includes $150.0 million principal amount of the 2007 Senior Notes, $460.0 million principal amount of the 9 3/8% Notes and $180.0 million principal amount of the 2012 Senior Notes.

(2)	On October 28, 2005, we refinanced our term loan facility by replacing the 2004 Credit Agreement with the New Credit Agreement.
  Interest Rate Agreements
     In the past, we have entered into certain types of interest rate contracts to manage our interest rate risk. In the future, we may use interest rate forward contracts to offset changes in the rates received on short term floating rate assets to manage our risk with respect to interest rates in Mexico and the U.S. We currently have no such contracts in effect.
   Foreign Exchange Risks
     The purpose of our foreign currency hedging activities is to limit the risks arising from peso-denominated monetary assets and liabilities. Our management determines the nature and quantity of any hedging transactions, based upon net assets exposure and market conditions.
     At December 31, 2005, we had monetary assets and liabilities denominated in Mexican pesos of Ps.1,088.0 million and Ps.549.0 million, respectively. At December 31, 2004, we had monetary assets and liabilities denominated in Mexican pesos of Ps.1,137.0 million and Ps.374.0 million, respectively. At December 31, 2003, we had monetary assets and liabilities denominated in pesos of Ps.1,325.0 million and Ps.261.0 million, respectively. At December 31, 2005, 2004 and 2003, the Reuters interbank market Mexican peso-U.S. dollar exchange rate was Ps. 10.73, Ps.11.14, Ps.11.23 per U.S. dollar, respectively.
  Fuel Price Risks
     We may seek to increase the predictability of our operating expenses by purchasing U.S. fuel futures contracts, which are accounted for as hedging transactions used to offset fuel price risk. We may also work with KCSR to hedge our fuel cost through their purchasing activity. We did not acquire any fuel future contracts during 2005. As of December 31, 2005, we had no fuel futures contracts outstanding.

Item 8. Consolidated Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Report of PricewaterhouseCoopers, S.C., Independent Public Accounting Firm, regarding the years ended December 31, 2004 and 2003	55
Report of KPMG Cárdenas Dosal, S.C., Independent Public Accounting Firm, regarding the three months ended March 31, 2005 (“Predecessor”) and the nine months ended December 31, 2005 (“Successor”)	56
Consolidated Balance Sheets at December 31, 2005 and 2004	57
Consolidated Statements of Operations for the three months ended March 31, 2005, nine months ended December 31, 2005 and for the years ended December 31, 2004 and 2003.	58
Consolidated Statements of Cash Flows for the three months ended March 31, 2005, nine months ended December 31, 2005 and for the years ended December 31, 2004 and 2003.	59
Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2005, nine months ended December 31, 2005 and for the years ended December 31, 2004 and 2003.	61
Notes to the Consolidated Financial Statements	62

AUDITOR REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Grupo Transportacion Ferroviaria Mexicana, S. A. de C. V.
     We have audited the accompanying consolidated balance sheets of Grupo Transportacion Ferroviaria Mexicana, S. A. de C. V. (the “Company”) and subsidiaries as of December 31, 2004, and the related consolidated statements of income, of cash flows and of changes in stockholders’ equity for each of the two years in the period ended December 31, 2004, all expressed in US dollars. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the aforementioned combined and consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2004, and the consolidated results of their operations, their cash flows and the changes in their stockholders’ equity for each of the two years in the period ended December 31, 2004, in conformity accounting principals generally accepted in the United States of America.
/s/ PricewaterhouseCoopers, S.C.

Mexico City, April 16, 2005

Report of KPMG Cárdenas Dosal, S. C.,
Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Grupo Transportación Ferroviaria Mexicana S.A. de C.V.
We have audited the accompanying consolidated balance sheet of Grupo Transportación Ferroviaria Mexicana, S. A. de C. V. and subsidiaries (“the Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2005 (“Predecessor”) and the nine months ended December 31, 2005 (“Successor”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grupo Transportación Ferroviaria Mexicana, S. A. de C. V. and subsidiary as of December 31, 2005, and the consolidated results of their operations, and their cash flows for the three months ended March 31, 2005 (“Predecessor”) and nine months December 31, 2005 (“Successor”), in conformity with U.S. generally accepted accounting principles.
Due to the acquisition of control of the Company by Kansas City Southern on April 1, 2005, the accompanying consolidated financial statements after March 31, 2005 (“Successor”) are presented on a different cost basis than for periods before the change in control and therefore are not comparable to the consolidated financial statements for the years ended December 31, 2004 and 2003 (“Predecessor”). The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control.
KPMG Cárdenas Dosal, S. C.
Mario Fernández
México City as of April 7, 2006.

56

GRUPO TRANSPORTACION FERROVIARIA MEXICANA, S. A. DE C. V. AND
SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands of US dollars, except share data)

	Successor	Predecesor

Assets	2005	2004
Current assets:
Cash and cash equivalents	$7,174	14,245
Accounts receivable, net (note 6)	92,970	106,014
Related company receivable (note 14)	35,843	31,569
Other accounts receivable, net (note 7)	44,640	72,057
Inventories, net (note 8)	18,746	21,738
Other current assets (note 9)	17,613	7,036

Total current assets	216,986	252,659

Non current assets:
Concession value, net (note 10)	1,360,470	1,130,917

Property, machinery and equipment, net (note 11)	593,364	558,669
Investments held in associate company (note 2(a))	37,992	8,060
Deferred charges	16,895	24,573
Other assets	37,324	5,003
Deferred income tax (note 18)	150,598	255,081

Total assets	$2,413,629	2,234,962

	Successor	Predecesor

Liabilities and Stockholders’ Equity	2005	2004
Current liabilities:
Short term debt and capital lease due within one year (note 12)	$4,482	66,749
Interest payable	9,887	4,073
Accounts payable (note 15}	145,178	130,058
Related company payable (note 14)	13,299	3,907
Other current liabilities	22,475	6,615

Total current liabilities	195,321	211,402

Long-term debt (note 12)	903,744	840,195
Liability under association in participation agreement	—	118,688
Deferred statutory profit sharing (note 18)	28,881	—

Other long-term liabilities and deferred credits (note 16)	87,191	25,204

Total long-term liabilities	1,019,816	984,087

Total liabilities	1,215,137	1,195,489

Minority interest (note 2 (p))		234,633

Stockholders’ equity (note 17):
Common stock, 57,350,802 shares authorized, issued without par value	807,008	807,008
Treasury shares	(256,125)	(204,904)
Additional paid in capital	323,935	—
Retained earnings	323,674	219,851

Total stockholders’ equity	1,198,492	804,840

Commitments and contingencies (note 19)

Total liabilities and stockholders’ equity	$2,413,629	2,234,962

See accompanying notes to consolidated financial statements.

GRUPO TRANSPORTACION FERROVIARIA MEXICANA, S. A. DE C. V. AND
SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands of US dollars, except per share amounts)

	Successor	Predecessor	Predecessor
	Nine months	Three months
	ended	ended	Year ended
	December 31,	March 31,	December 31,
	2005	2005	2004	2003
Transportation revenues	$547,547	170,088	699,225	698,528

Costs and expenses:
Salaries, wages and employee benefits	95,593	28,782	117,386	121,762
Purchased services	108,703	36,809	165,396	190,344
Fuel, material and supplies	88,888	24,916	89,382	71,843
Statutory profit sharing	41,081	547	(6,556)	(11,528)
Other costs	128,367	30,930	138,830	131,649
Depreciation and amortization	67,689	22,094	88,732	87,166

Total operating expenses	530,321	144,078	593,170	591,236

Operating income	17,226	26,010	106,055	107,292

Interest expense	(76,039)	(27,325)	(112,296)	(112,641)
Interest income	1,111	343	514	1,509
Exchange (loss) gain, net	3,510	183	429	(13,695)

Net financing cost	(71,418)	(26,799)	(111,353)	(124,827)

VAT/Put settlement gain, net (note5)	141,035	—	—	—
Net (losses) earnings of unconsolidated affiliates (note 2a)	(1,466)	—	41	282

(Loss)/income before income taxes and minority interest	85,377	(789)	(5,257)	(17,253)

Income tax (benefit) expense (note 18)	(557)	(1,109)	4,710	(51,489)

Income (loss) before minority interest	85,934	320	(9,967)	34,236
Minority interest	17,773	(204)	1,621	(6,922)

Net income (loss)	$103,707	116	(8,346)	27,314

     See accompanying notes to consolidated financial statements.

GRUPO TRANSPORTACION FERROVIARIA MEXICANA, S. A. DE C. V. AND
SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands of US dollars)

	Successor	Predecessor	Predecessor
	Nine months	Three
	ended	months
	December	ended March	Year Ended
	31,	31,	December 31,
	2005	2005	2004	2003
Operating activities:
Net income (loss) for the year	$103,707	116	(8,346)	27,314

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,689	22,094	88,732	87,166
VAT/Put settlement gain, net	(141,035)	—	—	—
Amortization of discount on senior unsecured debentures and commercial paper	—	—	47	370
Deferred income tax	(557)	(1,109)	(2,920)	(62,252)
Statutory profit sharing	41,081	547	(6,556)	(11,528)
Minority interest	(17,773)	204	(1,621)	6,922
Loss on sale and write-off of properties, net	3,662	723	3,704	2,909
Loss on sale of Mexrail’s shares	—	—	12,221	—
Changes in assets and liabilities:
Accounts receivable	24,390	(10,582)	(12,399)	(10,999)
Accounts receivable to related parties	(13,350)	106	(14,217)	741
Other accounts receivable	23,698	2,954	7,680	21,338
Inventories	6,550	(3,559)	(5,696)	3,568
Other current assets	3,177	(3,051)	(5,792)	(957)
Accounts payable and accrued expenses	(11,354)	28,138	3,717	38,032
Other non-current assets and long-term liabilities	(9,399)	(790)	28,923	(2,960)

Total adjustments	(23,221)	35,675	95,823	72,350

Net cash provided by operating activities	80,486	35,791	87,477	99,664

Investing activities:
Proceeds from sale of Mexrail’s shares net of cash	—	—	27,147	—
Acquisition of property and equipment	(71,982)	(9,212)	(41,143)	(73,121)
Proceeds from sale of equipment	639	238	420	2,390

Net cash used in investing activities	(71,343)	(8,974)	(13,576)	(70,731)

GRUPO TRANSPORTACION FERROVIARIA MEXICANA, S. A. DE C. V. AND
SUBSIDIARIES
(Amounts in thousands of US dollars)

	Successor	Predecessor	Predecessor
	Nine months	Three
	ended	months
	December	ended March	Year Ended
	31,	31,	December 31,
	2005	2005	2004	2003
Financing activities:
Proceeds from commercial paper	—	—	20,000	—
Proceeds from senior notes	460,000	—	—	—
Payments under senior discount debentures	(443,500)	—	—	—
Payments under commercial paper	—	—	(10,000)	(37,001)
Payment of term loan facility	(98,550)	(35,520)	(71,129)	(18,286)
Payments under capital lease obligations	(293)	(18)	(339)	(298)
Proceeds of bridge loan	30,993	—	—	—
Payments of bridge loan	(30,993)	—	—	—
Proceeds from new credit agreement	111,640	—	—	—
Payment of new credit agreement	(9,714)	—	—	—
Debt issuance cost	(14,040)	—	(1,785)	—
Loan to related party	(13,036)	—	—	—

Net cash provided by (used in) financing activities	(7,493)	(35,538)	(63,253)	(55,585)

(Decrease) increase in cash and cash equivalents	1,650	(8,721)	10,648	(26,652)

Cash and cash equivalents:
At beginning of the year/period	5,524	14,245	3,597	30,249
At end of the year/period	7,174	5,524	14,245	3,597

Supplemental information:
Cash paid during the year for interest	$83,561	2,012	97,604	98,626

Assets acquired through capital lease obligation	$—	—	—	120

See accompanying notes to consolidated financial statements.

GRUPO TRANSPORTACION FERROVIARIA MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED
(Amounts in thousands of US dollars)

			Additional
	Common	Treasury	paid in	Retained
Predecessor:	stock	shares	capital	earnings	Total

Balances at December 31, 2002	$807,008	(204,904)	(17,115)	200,883	785,872

Net income for the year	—	—	—	27,314	27,314

Balances at December 31, 2003	$807,008	(204,904)	(17,115)	228,197	813,186

Net loss for the year	—	—	—	(8,346)	(8,346)

Balances at December 31, 2004	$807,008	(204,904)	(17,115)	219,851	804,840

Net income for the year for the period	—	—	—	116	116

Balances at March 31, 2005	$807,008	(204,904)	(17,115)	219,967	804,956
Successor:
Push down of additional basis from aquisition by shareholders	—	—	289,829	—	289,829

Treasury shares received from the Government related to the VAT/PUT settlement	—	(51,221)	51,221	—	—

Net income for the period	—	—	—	103,707	103,707

Balances at December 31, 2005	$807,008	(256,125)	323,935	323,674	1,198,492

See accompanying notes to consolidated financial statements.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004 and for
the three months ended March 31, 2005, and for the
nine months ended December 31, 2005
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except per share amounts)
(1)	Description of the Company and its subsidiary

Grupo Transportación Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM” or the Company) was incorporated on July 12, 1996. In December 1996, Grupo TFM was awarded the right to acquire (the “Acquisition”) an 80% interest in KCSM, S.A. de C.V. (“KCSM”) (formerly known as TFM, S.A. de C.V.) (“KCSM”), formerly Ferrocarril del Noreste, S.A. de C.V. pursuant to a stock purchase agreement.

Grupo TFM is a non-operating holding company with no material assets or operations other than its investment in the Company and Arrendadora TFM, S. A. de C. V. (“Arrendadora TFM”).

Arrendadora TFM S.A. de C.V. (“Arrendadora TFM”) 98% owned subsidiary was incorporated on September 27, 2002 under the Mexican Law regulations and its only operation is the leasing to KCSM of the locomotives and freight cars acquired through the privatization previously transferred by KCSM (locomotives in 2002 and cars in 2003). Arrendadora TFM is a subsidiary of KCSM.

KCSM lines form a strategically important rail link within Mexico and to the North American Free Trade Agreement corridor. KCSM lines directly link Mexico City and Monterrey (as well as Guadalajara through trackage rights) with the ports of Lázaro Cárdenas, Veracruz and Támpico and the Mexican/United States border crossings of Nuevo Laredo, Tamaulipas-Laredo, Texas and Matamoros-Brownsville, Texas.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
Mexrail, Inc. — On February 27, 2002, Grupo TMM S.A. de C.V. or, “Grupo TMM” and Kansas City Southern, or KCS announced that they had agreed to sell Mexrail Inc. (a US company), and its wholly owned subsidiary, the Texas Mexican Railway Co., “TEXMEX” to KCSM for an aggregate price of $64 million ($32.6 million to Grupo TMM and $31.4 million to KCS). The sale was completed on March 27, 2002 and the purchase price was paid by crediting an account receivable amounting to $20,000 due from Grupo TMM, and the remaining balance of $44,000 was paid in cash. As a result, Mexrail, Inc., with its wholly owned subsidiary, the Tex-Mex Railway, became wholly owned subsidiaries of KCSM.
The purchase of Mexrail by KCSM was recorded as purchase accounting with partial fair value step-up (49%), being recognized for the assets and liabilities being acquired for the portion deemed purchased from KCS. Thus, excess amount was recorded as an increase of fixed assets of $20,557 and a corresponding deferred income tax liability for $9,249. The portion sold by Grupo TMM to KCSM (51%) was accounted for on a historical carryover basis since both Mexrail and KCSM were under the common control of Grupo TMM.
On May 9, 2003, KCSM sold a 51% interest in Mexrail, Inc. to KCS for $32.6 million. Within two years of the date of this agreement, KCSM had the right to repurchase all of the shares from KCS at any time for an amount equal to the purchase price. Since the sale was conditional on obtaining approval of the transaction by the U.S. Safety Transportation Board (“STB”), KCSM recognized a liability for the net present value of the purchase price. Proceeds from the sale were re-invested in KCSM. In September 2003, KCSM reacquired for $32.6 million the shares previously transferred to KCS.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
Grupo TMM and KCSM entered into a new Stock Purchase Agreement on August 16, 2004 (“New Mexrail Stock Purchase Agreement”). Pursuant to the terms of the agreement, KCS purchased from KCSM 51% of the outstanding shares of Mexrail, Inc., for $32.7 million, and placed these shares into trust pending STB approval. KCSM did not have any right to repurchase the Mexrail shares sold to KCS and KCS.
As of December 31, 2004, substantially all of the receivable from related parties relates to the acquisition of the Company’s interest in Mexrail under the terms of the Mexrail Stock Purchase Agreement. Under the terms of that agreement, KCS had an option to purchase the remaining shares of Mexrail owned by KCSM at a price of $31.4 million. Among other conditions, the agreement provided that if KCS did not exercise the purchase option, or otherwise acquire direct or indirect ownership of the remaining 49% interest, the purchase option would become an obligation on October 31, 2005. With the completion of the acquisition of Grupo TFM, the Company has indirect ownership of Grupo TFM’s remaining 49% interest in Mexrail which effectively extinguished the purchase option. At December 31, 2005, the results of Grupo TFM and Mexrail are presented in an equity method which amounted to $4.3 million from September 2004 to December 2005.
Mexico Valley Railroad and Terminal, or (“FTVM”), was incorporated as a sociedad anónima de capital variable. The corporate purpose of the company is to provide railroad services as well ancillary services, including those related to interchange, switching and haulage services. KCSM holds 25% of the share capital of this company . The other shareholders of the company, each holding 25% are Ferromex, Ferrosur and the Mexican Government. Ferrosur and Ferromex are currently under the common control of Grupo Mexico, S.A. de C.V. (“Grupo Mexico”).
On April 1, 2005, KCS completed the acquisition from Grupo TMM of all of its shares of Grupo TFM, giving KCS ownership of 75.4% of the outstanding shares of Grupo TFM (100% of the shares entitled to full voting rights). As of April 1, 2005, Grupo TFM owned 80% of our outstanding share capital (which represents all of our shares with full voting rights), while the remaining 20% (with limited voting rights) was owned by the Mexican government. Accordingly, KCS became our controlling stockholder through its ownership of Grupo TFM.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
On September 12, 2005, we, Grupo TFM, and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving certain disputes and controversies between the companies and the Mexican government concerning the payment of a value added tax, or VAT, refund to us and the purchase of our remaining shares owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM and us, and the Mexican government’s remaining 20% ownership interest in us has been eliminated; the potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in us has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to us has been satisfied.

Basis of presentation

Due to the acquisition of Grupo TFM by KCS on April 1, 2005, as mentioned in note 4, and the effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three months ended March 31, 2005 and the nine months ended December 31, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in note 5.

(2)	Summary of significant accounting policies-

Following the acquisition by KCS on April 1, 2005, Grupo TFM and its subsidiaries have prepared the accompanying consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America, or (“U.S. GAAP”). The Company had previously prepared its consolidated financial statements in accordance with International Financial Reporting Standards, or IFRS. The Company continues to evaluate its accounting policies and practices compared to those used by KCS and may make refinements to such policies and practices.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
The most significant accounting policies are described below.

(a)	Consolidation-

The consolidated financial statements include subsidiaries which are fully consolidated from the date on which control is transferred to Grupo TFM.

Subsidiaries-

Subsidiaries are all entities over which Grupo TFM has the power to govern the financial and operating policies generally accompanying a shareholding of more than one half of the voting rights. They are de-consolidated from the date that control ceases. The cost of an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, without considering of the extent of any minority interest.

All intercompany transactions, balances and unrealized gains on transactions between group companies are eliminated. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by Grupo TFM.

Associates-

Associates are all entities over which Grupo TFM has significant influence but not control, generally representing shareholding between 20% and 50% of the voting rights. Investments in associates are accounted for by the equity method of accounting and are initially recognized at cost.

KCSM’s 25% interest in Mexico City Rail Terminal, or FTVM is accounted for using the equity method of accounting.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
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

(b)	Foreign currency translation-

Although Grupo TFM and its subsidiaries are required to maintain their books and records in Mexican pesos (“Ps”) for tax purposes, (except Mexrail and its subsidiary until August 2004), Grupo TFM and subsidiaries keep records and use the US dollar as their functional and reporting currency, as the US dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity.

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

(c)	Cash and cash equivalents-

Cash and cash equivalents represent highly liquid interest-bearing deposits and investments with an original maturity of less than three months.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(d)	Accounts receivable-

Accounts receivable are carried at original invoice amount less an allowance for these receivables. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on the historical write-off and collection experience and thorough analysis of each case.

(e)	Inventories-

Inventories consist mainly of materials and supplies, fuel and items for maintenance of property, machinery and equipment and are valued at the lower of the average cost and net realizable value.

(f)	Concession rights and related assets-

Costs incurred by the Company to acquire the concession rights and related assets were capitalized and are amortized over the estimated useful lives of the related assets and rights acquired. The initial purchase price to acquire the concession rights and related assets was allocated to the identifiable assets acquired and liabilities assumed in connection with the privatization process based on their estimated fair value and has been adjusted as described in note 10.

The assets acquired and liabilities assumed include:
(i)	The tangible assets acquired pursuant to the asset purchase agreement, consisting of locomotives, freight cars and materials and supplies;

(ii)	The rights to utilize the right of way, track structure, buildings and related maintenance facilities of the KCSM lines;

(iii)	The 25% equity interest in the company established to operate FTVM facilities; and

(iv)	Capital lease obligations assumed.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
Replacements and improvements to concession assets are capitalized when incurred and are included in property and equipment.

(g)	Property, machinery and equipment-

Machinery and equipment acquired through the asset purchase agreement were initially recorded at their estimated fair value. Subsequent acquisitions are stated at cost. Prior to April, 2005 depreciation is calculated using the straight-line method based on the estimated useful lives of the respective fixed assets.

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

As a result of the acquisition by KCS on April 1, 2005, during the third quarter of 2005, the Company adopted KCS capitalization policy/group method of depreciation. Under group method of depreciation, normal retirements reflected as reductions accumulated depreciation which following adoption resulted in a $4.5 million reduction in expenses from April 1 to December 31, 2005. During the year ended December 31, 2005, the Company engaged a civil engineering firm with expertise in railway property usage to conduct an analysis to evaluate depreciation rates for properties and equipment. The analysis centered on evaluating actual historical replacement patterns to assess future lives and indicated that we were depreciating its property over shorter periods than we actually utilize the assets. As a result, depreciation expense recorded in the fourth quarter of 2005 reflected and adjustment totaling $5.5 million, to reduce depreciation expense as recorded in the second and third quarters of 2005. Concession rights and related assets are amortized over the shorter of their remaining useful life as determined by our depreciation review.

(h)	Long-lived assets-

The Company evaluates the recoverability of its operating properties when there is an indication that an asset value has been impaired.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
The measurement of possible impairment is based primarily on the ability to recover the carrying value of the asset from expected future operating cash flows related to the assets on an undiscounted basis. At December 31, 2005, there were no assets which required an impairment adjustment.

(i)	Fair value of financial instruments

The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate to the carrying values because of the short maturity of these financial instruments.

The related fair value based on the quoted market prices for the senior notes due 2007 at December 31, 2005 and 2004, was $158,250 and $159,750, respectively. The related fair value based on the quoted market prices for the senior notes due 2012 at December 31, 2005 and 2004, was $196,200 and $209,700, respectively. The related fair value based on the quoted market prices for the senior notes due May 2012 at December 31, 2005, was $503,700. The fair value based on the quoted market prices for the First Amended and Restated Credit Agreement (“FARCA”) and Senior Discount Debentures at December 31, 2004 was $133,685 and $451,816, respectively.

(j)	Deferred income taxes-

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

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(k)	Employees’ statutory profit sharing-

Employees’ statutory profit sharing is determined at the statutory rate of ten percent (10%) of taxable income, adjusted as prescribed by Mexican law and included in the operating expenses.

KCSM is subject to employees’ statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income. Under U.S. GAAP, employees’ statutory profit sharing is an operating expense. In calculating its net taxable income for statutory profit sharing purposes, KCSM previously deducted Net Operating Losses (“NOL”) carryforwards. The application of NOL carryforwards can result in a deferred profit sharing asset for a given period instead of a profit sharing liability. The Mexican tax authorities had challenged the calculation of statutory profit sharing liabilities in the late 1990s, but the Company prevailed with a Mexican Fiscal Court ruling in 1999 followed by a Tax Authority Release acknowledging the ability to continue to calculate statutory profit sharing the way the Company had been, including the deduction of NOL carryforwards in the calculation of net taxable income for statutory profit sharing purposes. However, since a technical amendment to the Mexican tax law in 2002, the Mexican tax authorities have objected to the deduction of NOL carryforwards in the calculation of net taxable income for statutory profit sharing purposes following such amendment, which objection the Company has challenged in court.

Due to a series of decisions in 2005 by the Mexican Supreme Court declaring that NOLs from previous years may not be deducted, KCSM changed the method of calculating its statutory profit sharing liability. KCSM no longer deducts NOLs from prior years when calculating employees’ statutory profit sharing. This change required KCSM to write off its deferred tax assets related to statutory profit sharing resulting in a charge to operating expenses of $35.6 million, after purchase accounting adjustments.

(l)	Borrowings-

Borrowings are recognized at the face amount of the debt issued, minus any discount or plus any premium. Borrowings are subsequently stated at amortized cost using the effective yield method. Discounts, premiums and transaction costs associated with the issuance of the debt are amortized and recognized in the consolidated statement of operations as interest expense over the period of the borrowings.

(m)	Seniority premiums.

Seniority premiums to which employees are entitled upon termination of employment after 15 years of service are expensed in the years in which the services are rendered. At December 31, 2005 and 2004, the Company had a provision of $1.2 million and $1.0 million, respectively, which is included in other non-current liabilities in the consolidated balance sheets.

Other compensation based on length of service to which employees may be entitled in the event of dismissal, in accordance with the Mexican Federal Law, is charged to expense in the year in which they become payable.

(n)	Revenue recognition-

The Company recognizes freight revenue based upon the percentage of completion of a commodity movement. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations fulfilled.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(o)	Leases-

Leases of property, machinery and equipment where KCSM has assumed substantially all of the risks and rewards of ownership are classified as capital leases under SFAS No. 13. Capital leases are capitalized at the inception of the lease at the lower of the fair value of the leased property and the present value of the minimum lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the consolidated finance balance outstanding. The interest element of the finance cost is charged to the statement of operations over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period.

Leases where the lessor retains a significant portion of the risks and rewards of ownership are classified as operating leases under SFAS No. 13. Payments made under operating leases are charged to the consolidated statement of operations on a straight-line basis over the period of the lease.

(p)	Minority interest-

Minority interest reflects the Mexican government’s 20% ownership of KCSM which includes its 4.9% indirect ownership interest in Grupo TFM through KCSM through the date of the VAT/Put Settlement. In connection with the VAT/Put Settlement dated on September 12, 2005, the Minority interest has been eliminated.

(q)	Net income (loss) per share-

Net income (loss) per share is calculated based on the weighted average number of shares outstanding during the period. There are no potentially dilutive instruments outstanding, therefore basic and diluted earnings per share are the same.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(r)	Use of estimates-

The preparation of the consolidated financial statements requires management to make earnings estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

(s)	Accruals-

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

(t)	Share capital-

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

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
Where any subsidiary purchases Grupo TFM equity share capital (Treasury shares), the consideration paid, including any directly attributable incremental costs (net of income taxes), is deducted from equity attributable to the equity holders until the shares are cancelled, reissued or disposed off. Where such shares are subsequently sold or reissued, any consideration received, net of any directly attributable incremental transaction costs and the related income tax effects, is included in equity attributable to the equity holders.

(u)	Financial instruments and hedging activities-

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

Changes in the fair value of derivatives that are designated and qualify as fair value hedges and that are highly effective, are recorded in the statement of operations, along with any changes in the fair value of the hedged asset or liability that is attributable to the hedged risk.

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

Otherwise, amounts deferred in equity are transferred to the statement of operations and classified as revenue or expense in the same periods during which the hedged firm commitment or forecasted transaction affects the statement of operations (for example, when the forecasted sale takes place).

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(v)	Segments-

Grupo TFM is organized into one business segment (railways) and operates in one geographical segment (México).

(w)	Financial risk management-

Foreign exchange risk — Grupo TFM operates foreign transactions and is exposed to foreign currency exchange rate risk arising from exposure primarily with respect to the Mexican peso. KCSM occasionally enters into derivative instruments to cover a portion of this risk. These contracts meet Grupo TFM’s policy for financial risk management, however, they do not meet the conditions to qualify for hedge accounting. Consequently, the instruments are marked to market and accordingly, gains and losses related to such transactions are recognized in the statement of operations.

Interest-rate risk — Grupo TFM’s income and operating cash flows are substantially independent of changes in market interest rates. The interest rates of the capital leases to which Grupo TFM is a lessee are fixed at the inception of the lease. Grupo TFM’s policy is to maintain at least 75% of its borrowings in fixed-rate instruments. At year end December 31, 2005 and 2004, 89% and 85%, respectively of borrowings were at fixed rates.

(x)	Concentration of risk-

Over 16.2% of KCSM’s transportation revenues are generated by the automotive industry, which is made up of a relatively small number of customers. In addition, KCSM’s largest customer accounted for approximately 7.5% of its transportation revenues in 2005. KCSM performs ongoing credit valuations of its customers’ financial conditions and maintains a provision for allowance of those receivables. As of December 31, 2005, the Company has no customers which represents more than 10% of its revenues.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(3)	New accounting pronouncements-

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

That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. Effective April 21, 2005, SFAS 123R was amended to change the effective date to the first interim or annual reporting period of the registrants first fiscal year beginning after June 15, 2005. This Financial Accounting Standard is non applicable to KCSM, because the Company does not have any stock compensation plans.

In May 2005, the FASB issued FASB No. 154, Accounting Changes and Error Corrections. Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirement specific to a newly adopted accounting principle. This statement will be effective for the Company of all accounting changes and any error corrections occurring after January 1, 2006.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(4)	Change in Control-

On April 1, 2005, KCS and Grupo TMM S.A.. (“Grupo TMM”), completed a transaction under which KCS acquired control of Grupo TFM through the purchase of shares of the common stock of Grupo TFM belonging to Grupo TMM, representing a 48.5% effective interest (51% of the shares of Grupo TFM entitled to full voting rights) (“the Acquisition Agreement”).

As a result of the acquisition and the subsequent purchase and reduction of the Mexican government’s ownership of KCSM, KCS has controlled KCSM since April 1, 2005 and indirectly owned 100% of the common stock of the Company since September 12, 2005.

(5)	Push down accounting-

April 1, 2005 — Acquisition Agreement. On December 15, 2004, KCS entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with TMM and other parties under which KCS would acquire control of KCSM through the purchase of shares of common stock of Grupo TFM. At the time, Grupo TFM held an 80% interest in KCSM and all of the shares of stock with full voting rights of KCSM. The remaining 20% economic interest in KCSM was owned by the Mexican government in the form of shares with limited voting rights.

Under the terms of the Acquisition Agreement, KCS acquired all of TMM’s 48.5% effective interest in Grupo TFM on April 1, 2005 in exchange for $200.0 million in cash, 18 million shares of KCS common stock, and two-year promissory notes in the aggregate amount of $47.0 million (the “Escrow Notes”), as well as $27.5 million in transaction costs for a total purchase price of $594.3 million. The $47.0 million Escrow Notes are subject to reduction pursuant to the indemnification provisions of the Acquisition Agreement for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto, or under other conditions specified in the Indemnity Escrow Agreement.

In exchange for the purchase price of $594.3 million, KCS acquired 48.5% of Grupo TFM (or 38.8% of KCSM). On a preliminary basis, the excess of purchase price over the historical book value of the assets resulted in a net increase in the basis of the assets of approximately $199.6 million. As a result of the ongoing valuation of certain assets and liabilities, during the fourth quarter of 2005, Grupo TFM and KCSM, recognized changes to the preliminary allocation of purchase price, which was pushed down by KCS. In addition, the KCS purchase price was increased by $4.4 million, relating primarily to an increase in the estimates for severance and relocation costs.

In connection with the evaluation of the fair values of the assets and liabilities of Grupo TFM, certain assets were identified as having little or no value to KCS as the acquiring company. Because KCS acquired only 48.5% of Grupo TFM (or 38.8% of KCSM) in this transaction, the allocation of the excess purchase price over book value of net assets was limited to the acquired percentage. Accordingly, a reduction in the assets of Grupo TFM was limited to acquired percentage and any residual was charged to expense. Grupo TFM operating expenses include $39.5 million relating to decreases in the basis of certain assets, the most significant of which was the write off of deferred employee profit sharing asset of approximately $35.6 million as a result of recent legal rulings in Mexico.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
     September 12, 2005 Completion of VAT/ Put Settlement. On September 12, 2005, the Company and its subsidiaries, KCSM and Grupo TFM, along with TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a value added tax (“VAT”) refund to KCSM and the obligation (“Put”) to purchase the remaining shares of KCSM owned by the Mexican government (the “VAT/ Put Settlement”). As a result of the VAT/ Put Settlement, KCS and its subsidiaries now own 100% of Grupo TFM and KCSM; the potential obligation of KCS, Grupo TFM and TMM to acquire the Mexican government’s remaining 20% ownership of KCSM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM has been satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties.
     The VAT/ Put Settlement had two separate impacts — first, the resolution of a preacquisition contingency related to the April 1, 2005 transaction and second, KCSM’s acquisition of the minority interest held by the Mexican government.

Resolution of pre-acquisition contingencies.
     Both the VAT refund claim and the Mexican government’s put rights were pre-acquisition contingencies. Accordingly, the impact of the acquired asset and the resulting liability has been reflected as adjustments to the preliminary purchase accounting described above. Because there is no market for Grupo TFM stock, management assessed the fair value of the government’s shares acquired in the settlement to be properly estimated as the pro rata equivalent of the fair value of Grupo TFM stock paid to TMM under the Acquisition Agreement. Based on this assessment, the fair value of the Mexican government’s shares was determined to be $305.5 million.
     Under the terms of the Acquisition Agreement, KCS acquired TMM’s 51% interest in the VAT refund claim as settled. Accordingly, the preliminary purchase accounting for the Grupo TFM acquisition has been adjusted to reflect as an asset the fair value of the acquisition of TMM’s proportionate share of the VAT refund claim of $155.8 million.
      In accordance with the Acquisition Agreement, a contingent payment of additional purchase price of $110.0 million became payable to TMM as a result of the final resolution of the VAT Claim and Put, which will be settled in three parts: (i) $35.0 million in stock (shares to be determined based on the VWAP 20 days prior to the final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement); (ii) $35.0 million in cash at time of final resolution of the VAT Claim and Put, as defined in the Acquisition Agreement; and (iii) the deposit into escrow of a note in the amount of up to an additional $40.0 million payable in cash or stock (shares to be determined in accordance with the provisions of the Acquisition Agreement) payable no more than five years from the final closing date (April  1, 2005). The liability is non-interest bearing, therefore it has been recorded at its present value based on a 5.0% discount rate, consistent with the stated rate of similar interest bearing notes in the Acquisition Agreement.
      The remaining fair value of the Mexican government’s shares obtained in the VAT/ Put Settlement, approximately $149.7 million, is attributable to the previously existing 49% KCS interest in Grupo TFM and has been recorded as nonoperating income and is presented net of applicable legal, consulting and other fees of approximately $8.7 million, which became payable on final resolution of the VAT Claim and Put. The VAT/ Put settlement gain was not taxable in Mexico. The Company believes, based upon opinions of outside legal counsel and other factors, that the VAT/ Put Settlement should not be taxable to KCS for U.S. income tax purposes. Such position has not been examined by the taxing authority and it is possible that this position could be challenged. The amount of such tax would be material; however the Company believes that it would have the right to indemnification under the terms of the Acquisition Agreement.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)

KCSM Acquisition of Mexican government Shares.
     In connection with the VAT/ Put Settlement, the acquisition of the Mexican government’s interest was accounted for as a purchase. The aggregate carrying value of $375.6 million for the Mexican government shares (23.9% effective ownership — consisting of minority interest of $256.9 million and the Association in Participation Agreement with a book value of $118.7 million) exceeded the estimated fair value of this interest of $305.5 million representing the purchase price.

Purchase Price Allocation
     Significant components of the allocation of the excess of the purchase price over the carrying value of the net assets acquired, including both the April 1, 2005 and the September 12, 2005 acquisitions are as follows:

Increase in current assets	$11.0
Decrease in property and equipment	(34.8)
Increase in concession assets	285.4
Decrease in deferred income tax	(86.9)
Increase in non-current assets	83.6
Increase in current liabilities	(15.3)
Increase in non-current liabilities	(95.9)

Total	$147.1

      The allocation of the purchase price above reflects preliminary estimates to various amounts that are subject to change as the Company obtains additional information relating to the fair values of assets and liabilities of Grupo TFM. The preliminary purchase price allocation reflects $15.3 million relating to estimated severance and relocation costs. During the nine months ended December 31, 2005 the Company has expended $5.4 million, with $9.9 million left to disburse.
      In addition, the existing excess in the carrying value of the Company’s investment over the book value of Grupo TFM ($13.7 million) was recorded as an addition to property, plant and equipment, and concession assets.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition as adjusted for the above impacts (dollars in millions):

Current assets	$269.2
Property, plant and equipment	524.7
Concession rights	1,380.0
Other assets	219.5

Total assets acquired	$2,393.4

Current liabilities	$288.3
Long-term debt acquired	802.6
Other liabilities	112.6
Minority Interest	—

Total liabilities acquired	$1,203.5

     The allocation of the purchase price above reflects preliminary estimates to various amounts which are subject to change as the Company obtains additional information relating to the fair values of assets and liabilities of Grupo TFM.

Deferred Assets and Liabilities.
     In connection with the Acquisition, KCS assessed the fair value of KCSM’s long term contractual relationships including, debt, locomotive and railcar leases and maintenance contracts for locomotives. As a result of the amortization of the deferred credits and deferred charges, for the nine months ended December 31, 2005 KCSM recognized an increase in equipment cost of $5.6 million and reductions of purchased services expense and interest cost of $4.8 million and $2.3 million, respectively. Fair value was determined based on current market rates and other management estimates. Accordingly, KCS have recorded necessary valuation reserves for the related contracts which are reflected in the December 31, 2005 consolidated financial statements.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(6)	Accounts receivable-

	2005	2004
Accounts receivable	$105,968	109,885
Allowance for doubtful accounts	(12,998)	(3,871)

	$92,970	106,014

(7) Other accounts receivable-

	2005	2004
Special tax on production and services	$531	27,700
Recoverable income tax	6,097	14,119
Service to foreign railroads	11,386	12,150
Car repairs	11,830	8,701
Insurance claims	5,154	3,670
Helm Financial Corporation (from the sale of fixed assets)	2,873	3,600
Value added tax	4,829	83
Other	1,940	2,034

	$44,640	72,057

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(8) Inventories-

	2005	2004
Materials and supplies	$20,096	19,994
Locomotive fuel stock	2,119	2,603
Inventory reserve	(3,469)	(859)

	$18,746	21,738

(9) Other current assets-

	2005	2004
Fair value adjustment related to push down accounting	$11,356	—
Prepaid expenses	2,938	3,413
Advance to suppliers	2,154	1,623
Prepaid insurance premiums	1,165	2,000

	$17,613	7,036

(10) Concession value-
In December 1996, the Mexican Government (the “Government”), granted KCSM the Concession, (the “Concession”), to operate the northeast rail lines for an initial period of fifty years, exclusive for thirty years, renewable, subject to certain conditions, for a second period of up to fifty years. Under the terms of the Concession, KCSM has the right to use and is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the concession agreement and to return the assets in that condition at the end of the concession period.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
Concession rights and related assets are summarized below:
As a result of the acquisition by KCS on April 1, 2005, during the third quarter of 2005, the Company adopted KCS capitalization policy/group method of amortization. Under group method of amortization, normal retirements are reflected as reductions accumulated amortization which following adoption resulted in a $3.7 million reduction in expense from April 1 to December 31, 2005. During the year ended December 31, 2005, the Company engaged a civil engineering firm with expertise in railway property usage to conduct an analysis to evaluate amortization rates for concession rights and related assets. The analysis centered on evaluating actual historical replacement patterns to assess future lives and indicated that we were amortizating its concession over longest periods than we actually utilize the assets. The effect of this change in estimate on net income was approximately $9.8 million of expense, net of tax of $3.4 million, for the nine months ended December 31, 2005. In April 1, 2005, the Company presented the values of concession rights and related assets net of the accumulated amortization, since that date the Company commenced its amortization using the new rates.

	2005	2004
Land	$132,812	132,878
Buildings	27,833	33,113
Bridges	85,377	75,350
Tunnels	104,341	94,043
Rail	230,949	317,268
Concrete and wood ties	78,884	137,351
Yards	119,708	106,174
Ballast	62,878	107,189
Grading	502,478	391,808
Culverts	14,098	14,942
Signals	1,066	1,418
Others	41,243	57,537

	1,401,667	1,469,071

Accumulated amortization (1)	(41,197)	(338,154)

Total concession rights and related assets — net	$1,360,470	1,130,917

Amortization of concession rights were $9,888, $36,914, $39,630, and $41,070 for the three months ended March 31, 2005, for the nine months ended December 31, 2005 and for the years ended December 31, 2004 and 2003, respectively.

(1)	This amortization is for the nine months ended December 31, 2005.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(11)	Property, machinery and equipment-net-
Pursuant to the asset purchase agreement, the Company obtained the right to acquire locomotives and rail cars and various materials and supplies, formerly owned by FNM. The Company also agreed to assume the outstanding indebtedness, as of the commencement of operations, relating to certain locomotives originally acquired by FNM under capital lease arrangements (see Note 19). Legal title to the purchased assets was transferred to KCSM at that time. Property, machinery and equipment comprise the following:
As a result of the acquisition by KCS on April 1, 2005, during the third quarter of 2005, the Company adopted KCS capitalization policy/group method of amortization. Under group method of depreciation, normal retirements are reflected as reductions accumulated depreciation which following adoption resulted in a $0.8 million reduction in expense from April 1 to December 31, 2005. During the year ended December 31, 2005, the Company engaged a civil engineering firm with expertise in railway property usage to conduct an analysis to evaluate depreciation rates for concession rights and related assets. The analysis centered on evaluating actual historical replacement patterns to assess future lives and indicated that we were amortizating its concession over longest periods than we actually utilize the assets. The effect of this change in estimate on net income was approximately $18.1 million of benefit, net of tax of $5.2 million, for the nine months ended December 31, 2005. In April 1, 2005, the Company presented the values of property, machinery and equipment net of the accumulated depreciation, since that date the Company commenced its depreciation using the new rates.

	2005	2004
Locomotives	$30,320	174,939
Freight cars	62,925	87,136
Machinery of workshop	4,840	17,651
Machinery of road	25,872	34,517
Terminal and other equipment	64,598	73,837
Track improvement	262,605	288,065
Buildings	5,415	5,283
Overhaul	76,310	94,191

	532,885	775,619

Accumulated depreciation (2)	(21,816)	(259,425)

	511,069	516,194
Land (1)	52,144	26,907
Construction in progress	30,151	15,568

Total properties machinery and equipment — net	$593,364	558,669

(1)	Includes land under capital lease amounting to $2,981 and $2,981 in 2005 and 2004, respectively.

(2)	This depreciation is for the nine months ended December 31, 2005.

(3)	Depreciation of property, machinery and equipment was $12,070, $22,250, $46,871 and $46,957 for the three months ended March 31, 2005, for the nine months ended December 31, 2005 and for the years ended December 31, 2004 and 2003, respectively.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(12) Debt-

	2005	2004
Short-term debt:

First Amended and Restated Credit Agreement (1)	$—	66,376
Capital lease	314	373
Current portion of fair value adjustment arising from push down accounting	4,168	—

Total short-term debt and capital lease	$4,482	66,749

Long-term debt:

Senior notes due 2007 (2)	$150,000	150,000
Senior discount debentures (3)	—	443,500
Senior notes due 2012 (5)	460,000	—
Senior notes due 2012 (4)	178,383	178,131
Term loan 2007 (6)	102,142
First Amended and Restated Credit Agreement (1)	—	67,309
Capital lease	958	1,255

	891,483	840,195
Non-current portion of fair value adjustment arising from purchase accounting	12,261	—

Total long term debt and capital leases	$903,744	840,195

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(1)	First Amended and Restated Credit Agreement due 2006 (“FARCA”) —
On June 24, 2004 the Company concluded negotiating with its lender for the amendments to the Term Loan and also the refinancing of its Commercial Paper Program to extend the final maturity date to September 17, 2006. Under the amendment, both facilities are comprised under one single term loan named First Amended and Restated Credit Agreement (FARCA). Amounts outstanding under the FARCA facility are secured by a first priority conditional pledge on the locomotives and other rolling stock owned by Arrendadora TFM.
The FARCA is a two year term loan in the amount of $186,428 ($162,570 in US dollar and $23,858 in Mexican Pesos). The U.S. dollar loan as well as the Mexican peso loan shall be payable in consecutive semi-annual installments beginning in September 2004 and ending in September 2006 and bearing interest at Libor plus applicable margin. The obligations of the FARCA rank at least pari passu with the other senior unsecured indebtedness.
The average interest rate for the year ended December 31, 2004 was 4.05% for the US dollar portion due 2005 and 4.69% for the dollar portion due 2006, and 10.0% for the Mexican peso portion due 2005 and 10.59% for the Mexican peso portion due 2006.
Interest expense related with the FARCA amounted to $1,961 and $4,040 for the three months ended March 31, 2005 and for the nine months ended December 31, 2005, $4,285 for the year ended December 31, 2004.
Waiver and Amendment to credit agreement-
As of April 18, 2005, KCSM entered into a Waiver and Amendment Agreement. The Waiver and Amendment allowed KCSM to issue the Senior notes due 2012 in a principal amount in excess of the principal amount of Senior discount debentures outstanding and to use the amount of proceeds from the private placement of the Senior notes due 2012 in excess of the principal amount of the Senior discount debentures outstanding to pay accrued and unpaid interest on the Senior discount debentures repurchased or redeemed, pay the fees of the underwriter associated with the issuance of the Senior notes due 2012 and the tender offer for the Senior discount debentures, pay the premium related to the tender offer and to pay certain other expenses relating to the tender offer and the issuance of the Senior notes due 2012.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
The Waiver and Amendment also amended the credit agreement to allow KCSM to borrow up to $25.0 million from KCS, on a fully subordinated basis.
(2)	Senior notes due 2007
In June 1997, the Company issued US dollar denominated securities bearing interest semiannually at a fixed rate of 10.25% and maturing on June 15, 2007.
Interest expense related with the senior notes amounted $4,041 and $12,126 for the three months ended March 31, 2005 and for the nine months ended December 31, 2005 respectively, and $16,167 for each one of the years ended December 31, 2004 and 2003.
(3)	Senior discount debentures (“SDD”)
The US dollar denominated SDD were sold in June 1997, at a substantial discount from their principal amount of $443,500, and no interest was payable thereon prior to June 15, 2002. The SDD will mature on June 15, 2009. The SDD yield 11.75% fixed rate at semiannual specified date an accreted value, computed on the basis of semiannual compounding and maturing on June 15, 2002. Interest on the SDD is payable semiannually at a fixed rate of 11.75%, commencing on December 15, 2002. The SDD are redeemable at the option of KCSM, in whole or in part, at any time on or after June 15, 2002, at a certain redemption price of 100% starting on June 15, 2004 from and thereafter (expressed in percentages of principal amount at maturity), plus accrued and unpaid interest, if any.
Interest expense related with the SDD amounted $13,699 and $3,222 for the three months ended March 31, 2005 and for the nine months ended December 31, 2005 respectively, and $54,796 for each one of the years ended December 31, 2004 and 2003.
Cash Tender Offer and Concurrent Consent Solicitation, and Call for Redemption.
On April 1, 2005, KCSM commenced a cash tender offer for any and all outstanding $443,500 aggregate principal amount of its 11.75% senior discount debentures due 2009. On April 20, 2005, KCSM accepted for purchase tenders equal to approximately $386,000 principal amount of the senior discount debentures.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
The tender offer expired on April 28, 2005. Concurrently with the tender offer, KCSM also solicited consents for amendments to the indenture under which the Senior discount debentures were issued. The consent solicitation expired on April 14, 2005.
KCSM received the requisite consents to amend the indenture for the Senior discount debentures and thereby eliminated substantially all of the restrictive covenants included therein and reduced the minimum prior notice period with respect to a redemption date for outstanding Senior discount debentures from 30 days to 3 days. KCSM called for redemption its outstanding senior discount debentures that were not tendered in KCSM’s tender offer and on April 29, 2005, paid an aggregate of $60.0 million, including principal and interest, to the holders of such Senior discount debentures. Therefore, as of December 31, 2005, there are no Senior discount debentures outstanding.
(4)	Senior notes due 2012
In 2002, KCSM completed a solicitation of consents of holders of 10.25% Senior Notes due 2007 and 11.75% SDD due 2009 senior notes and its debentures to an amendment providing for certain changes to the “Limitation on Restricted Payments”, “Limitation on Indebtedness”, and “Limitation on Liens” covenants in each of the indentures pursuant to which the securities were issued. KCSM obtained the requisite consents and paid a fee of $16,972 to allow it to issue additional $180,000 in new debt and to purchase the call options shares in Grupo TFM held by the Government (see Note 17).
In June, 2002, KCSM issued senior notes for an aggregate principal amount of $180,000. The senior notes are denominated in dollars, bear interest semi-annually at a fixed rate of 12.50% and mature on June 15, 2012. The senior notes are redeemable at KCSM’s option on or after June 15, 2007 and, subject to certain limitations. The senior notes were issued at a discount of $2.5 million, which is being amortized based on the interest method over its term.
Interest expense related to the senior notes due 2012 amounted to $5,915 and $17,744 for the three months ended March 31, 2005 and for the nine months ended December 31, 2005 respectively and $23,659 for each one of the years ended December 31, 2004 and 2003.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(5)	Senior notes due 2012
KCSM issued $460,000 principal amount of 9 3/8% senior notes due 2012, or the 9 3/8% notes, in April 2005.
The 9 3/8% Notes are denominated in US dollars, bear interest semiannually at a fixed rate of 9 3/8% and mature on May 1, 2012. The 9 3/8% notes are redeemable, at KCSM’s option, in whole at any time or in part from time to time, on and after May 1, 2009, upon not less than 30 nor more than 60 days notice. Subject to certain conditions, up to 35% of the principal amount of the 9 3/8% notes is redeemable prior to May 1, 2008. In addition, the 9 3/8% notes are redeemable, in whole but not in part, at KCSM’s option at 100% of their principal amount, together with accrued interest, in the event of certain changes in the Mexican withholding tax rate.
In connection with the 9 3/8% notes, on April 19, 2005, KCSM entered into a registration rights agreement with the placement agents engaged in the offering of the 9 3/8% notes, or the Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, KCSM agreed, for the benefit of the holders of the 9 3/8% notes, at the cost to KCSM, to use its reasonable best efforts to:
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
KCSM completed the registered exchange offer on January 13, 2006.
Interest on each exchange note will accrue from the last interest payment date on which interest was paid on the 9 3/8% notes surrendered in exchange therefore or, if no interest has been paid on such 9 3/8% note, from the date of its original issue.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)

KCSM incurred and accounted for as transaction costs $11.5 million in consent and professional services fees in connection with the issuance of these notes and is being amortized based on the interest method over the term of the senior notes.

Interest expense related with the Senior notes due 2012 amounted to $31,617, for the nine months ended December 31, 2005.

(6)	2005 KCSM Credit Agreement-

On October 24, 2005, KCSM paid all the outstanding amount of the term loan facility. On October 24, 2005, KCSM entered into a new credit agreement, or the 2005 KCSM Credit Agreement, in an aggregate amount of up to $106,000 with Bank of America, N. A., BBVA Bancomer, S. A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer, and the other lenders named in the 2005 KCSM Credit Agreement. Proceeds from the credit facility were used by KCSM to pay all amounts outstanding under the Bridge Loan Agreement, dated September 15, 2005, and all remaining amounts outstanding under the $186.4 million Credit Agreement, dated June 24, 2004. The maturity date for the 2005 KCSM Credit Agreement is October 28, 2008. The 2005 KCSM Credit Agreement contains covenants that restrict or prohibit certain actions, including, but not limited to, KCSM’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Except for certain circumstances, KCSM’s capital expenditures may not exceed certain amounts for any period of four consecutive fiscal quarters. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Failure to maintain compliance with covenants would constitute a default. Other events of default include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings, a change of control, and certain adverse judgments or government actions. Any event of default would trigger acceleration of the time for payment of any amounts outstanding under the 2005 KCSM Credit Agreement.

On April 7, 2006 KCSM entered into an Waiver and Amendment (the “2005 Waiver and Amendment”) to the KCSM 2005 Credit Agreement. The KCSM 2005 Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for Mexican peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The Waiver and Amendment also waived (iv) certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports are delivered by April 30, 2006, and (v) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the 2005 KCSM Credit Agreement for the four quarters ending December 31, 2005 if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the 2005 Waiver and Amendment, provided that KCSM is in compliance therewith after giving effect to the 2005 Waiver and Amendment.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
KCSM incurred and accounted for as transaction costs $1.0 million in consent and professional services fees in connection with the issuance of this new credit agreement and is being amortized based on the interest method over the term of the KCSM credit agreement.
Interest expense related with the 2005 KCSM Credit Agreement amounted to $1,412, for the nine months ended December 31, 2005.
Covenants

The agreements related to the above-mentioned loans include certain affirmative and negative covenants and customary covenants and require KCSM to maintenance certain financial ratios. KCSM and its subsidiary entered into an Waiver and Amendment to the KCSM 2005 Credit Agreement.
Maturity of long-term debt as of December 31, 2005 is as follows:

2005
2007	$150,298
2008	102,440
2009	298
2010	63
2011 and thereafter	638,384

$891,483

(13)	Financial instruments-

Fuel swap contracts

KCSM may occasionally seek to assure itself of more predictable fuel expenses through U.S. fuel swap contracts. Hedge positions are also closely monitored to ensure that they will not exceed actual fuel requirements in any period.

As a result of the fuel swaps contracts acquired during 2003, the realized gain was $849.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
The Company had not acquired any fuel future contracts during 2005 and 2004 therefore, the Company did not have any fuel futures contracts at December 31, 2005 and 2004.

Foreign exchange contracts

The purpose of the Company’s foreign exchange contracts is to limit the risks arising from its peso-denominated monetary assets and liabilities.

The nature and quantity of any hedging transactions will be determined by Management based upon net assets exposure and market conditions.

As of December 31, 2005, the Company had two Mexican peso call options outstanding in the notional amount of $1.2 million and $1.7 million, respectively, based on the average exchange rate of Ps13.00 and 12.50 each one per dollar. These options will expire in September 6 and May 30, 2006, respectively. The premiums paid were $16 and $34, respectively, and were expensed since these contracts did not qualify for hedge accounting.

As of December 31, 2005 and 2004 the Company did not have any outstanding forward contracts.

As of December 31, 2003, the Company had two Mexican peso call options outstanding in the notional amount of $11.8 million and $1.7 million, respectively, based on the exchange rate of Ps13.00 and Ps.12.50 per dollar. These options expired on September 8, and May 29, 2004, respectively. The premiums paid were $250 and $40, respectively.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of pesos (Ps), except number of shares)
Foreign currency balances

At December 31, 2005 and 2004 the Company had monetary assets and liabilities denominated in Mexican pesos of Ps1,088 million and Ps549 million and of Ps1,137 million and Ps374 million, respectively. At December 31, 2005 and 2004 the exchange rate was Ps10.73 and Ps11.14 per US dollar, respectively.

(14)	Balances and transactions with related parties-

	2005	2004
Accounts receivable: (1)

Tex Mex Railroad	$1,337	—
Nafta Rail (2)	13,578	—
KCS (4)	20,928	—
KCS — receivable related to Mexrail (3)	—	31,398
Other Grupo TMM’s subsidiaries	—	171

	$35,843	31,569

Accounts payable: (1)

KCS (5)	$12,897	746
Terminal Ferroviaria del Valle de México, S. A. de C. V.	402	3,068
Tex-Mex Railway	—	93

	$13,299	3,907

(1)	The accounts receivable and payable due from or due to related parties were driven by the services disclosed in the transactions with related parties.
(2)	This amount is comprised primarily of a loan receivable denominated in Mexican pesos of Ps138,670 ($13,036), bearing interest at Tasa de Interést Interbancario de Equilibrio (“TIIE”) plus 350 basis points. TIIE is the benchmark for the Mexican interbank money market.
(3)	As of December 31, 2004 this amount represented the price for KCS to acquire the 49% ownership of Mexrail. With the acquisition of Grupo TFM by KCS, the Company has indirect ownership of Grupo TFM’s interest remaining 49% interest, for that reason this amount was reclassified to investment as of December 31, 2005. (see note 1)
(4)	This balance is comprised mainly of severance and relocation reserves of $15.3 million, which did not affect our results.
(5)	During 2005, these balances were affected by capital expenditures of ($3.8) million, which did not affect our results, and other recurring transactions.

The most important transactions with related parties are summarized as follows:

	Successor	Predecessor	Predecessor
	Nine months	Three months
	ended	ended	Year ended December 31,
	December 31,	March 31,
	2005	2005	2004	2003
Transportation revenues	346	—	8,148	13,784
Terminal service	—	—	(10,713)	(8,605)
Car lease	394	(91)	(2,482)	(2,256)
Locomotive and car repair	158	22	123	8
Management fee(a)(b)	—	(312)	(2,500)	(2,500)
Locomotive equipment lease	5,503	—	3,638	2,127
Transition cost	(3,006)	—	—	—
Severance and Relocation	15,300	—	—	—
Capital Expenditures	(3,766)	—	—	—
Administrative and Expatriates	(504)	(768)	—	—
Other	(48)	(2,498)	448	299

The principal services sold by KCSM were general freight and locomotive equipment lease and the principal services received by KCSM were terminal services, care hire and management services. These services are usually negotiated with related parties on a cost-plus basis.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(a)	Grupo TMM management services agreement-

The Company and Grupo TMM entered into a management services agreement pursuant to which Grupo TMM provides certain consulting and management services to the Company commencing in May 1997 for a term of 12 months and which may be renewed for additional one-year periods by agreement of the parties. Under the terms of the agreement, Grupo TMM is to be reimbursed for its costs and expenses incurred in the performance of such services.

The agreement was terminated on April 1, 2005, upon the consummation of the acquisition by KCS from Grupo TMM of all of its shares of Grupo TFM.

KCS Transportation Company (“KCSTC”) management services agreement-

The Company and KCSTC, a wholly owned subsidiary of KCS, entered into a management services agreement pursuant to which KCSTC makes available to the Company certain railroad consulting and management services commencing May 1997 for a term of 12 months and which may be renewed for additional one-year periods by agreement of the parties. Under the terms of the agreement, KCSTC is to be reimbursed for its costs and expenses incurred in the performance of such services.

The agreement was terminated on April 1, 2005, upon the consummation of the acquisition by KCS from Grupo TMM of all of its shares of Grupo TFM.

Amendments-

On April 30, 2002, KCSM and KCS, as successor in interest through merger with KCSTC, as well as KCSM and Grupo TMM, entered into amendments to the management services agreements that provide for automatic annual renewal of the agreements and compensates KCS and Grupo TMM for their services under the agreements. The amendments state that KCS and Grupo TMM each are entitled to receive management fees equivalent to an annual rate of $1,250,000. The management services agreements are terminable by either party upon 60 days written notice.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(15) Accounts payable-

	December 31,
	2005	2004
Suppliers	$61,048	57,169
Car hire	7,894	8,171
Freight charges due other railroads	4,724	31,962
Purchased services	22,931	14,207
Insurance reserve	14,963	4,746
Severance and relocation reserve	9,895	—
Freigh car repairs reserve	5,484	6,728
Other	18,239	7,075

	$145,178	130,058

(16) Other long–term liabilities and deferred credits-

	December 31,
	2005	2004
Fair value adjustment related to unfavorable lease and maintenance contract arising from push down accounting	$54,252	—
Alstom transportes (1)	10,540	13,867
Overhual Alstom	14,600	—
General Electric	6,275	—
Taxes payable (2)	—	9,956
Seniority premium	1,180	1,037
Other	344	344

	$87,191	25,204

(1)	Relates to an account payable due to a track maintenance and rehabilitation agreement net of fair value adjustments arising from purchase accounting.

(2)	Withholding tax payable derived from senior discount debentures due in 2009. (See note 12).

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(17)	Stockholder’s equity-

After the acquisition by KCS on April 1, 2005 and the VAT/Put Settlement on September 12, 2005, the following table sets forth information as of September 30, 2005, with respect to the ownership of Grupo TFM’s Series A shares, without par value, and Grupo TFM’s Series L shares, without par value:

	Series “A”		Series “L”
Stockholders	A- 1A-2	L
Kara Sub, Inc.*	12,750	10,784,724	—
KCS Investment I, Ltd.*	12,750	10,784,724	—
Caymex Transportation, Inc.*	—	450,499	—
Nafta Rail, S.A de C. V.*	24,500	21,156,420	—
KCSM*	—	—	14,124,435

Total	50,000	43,176,367	14,124,435

SHARES A-1, A-2, L		57,350,802

*	Entities controlled by KCS.
Grupo TFM has two classes of outstanding capital stock: Series A Shares and Series L Shares. Serie A-1 shares, representing the minimum fix portion of the stated capital, and Serie A-2 shares, representing the variable portion of the sated capital. All of the shares of the capital stock of Grupo TFM currently outstanding are fully paid and non-assessable. Series L Shares may represent up to 25.0% of the total amount of the capital stock of Grupo TFM. Series A Shares are common, full-voting and nominative shares of the capital stock, without par value. Series L Shares have limited voting rights, without par value, and may only be representative of the variable portion of the capital stock of Grupo TFM.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(18)	Income tax, employee statutory profit sharing, asset tax, and tax loss carryforwards-

Income tax

Current income tax expense represents the amounts expected to be reported on the Company’s income tax return, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities are measured by enacted tax rates that will be in effect when these differences reverse. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

Tax Expense-

Income tax provision (benefit) consists of the following components:

	Successor	Predecessor	Predecessor
	Nine months	Three months
	ended	ended
	December 31,	March 31,	Year ended December 31,
	2005	2005	2004	2003

Current
Income Tax	$—	—	7,630	10,763
Tax on Assets	296	—	—	—

Total current	296	—	7,630	10,763
Deferred
Deferred income tax provision (benefit)	(853)	(1,109)	(2,920)	(62,252)

Total deferred	(853)	(1,109)	(2,920)	(62,252)

Total income tax provision (benefit)	(557)	(1,109)	4,710	(51,489)

According to the amendments to the Mexican Income Tax Law in 2004, the income tax rate will decrease one percent per year from 30% starting in 2005 down to 28% in 2007.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
Deferred Tax in Additional Paid in Capital-

Income tax decrement (increment) to additional paid in capital consists of the following components:

	Successor	Predecessor	Predecessor
	Nine months	Three months
	ended	ended
	December 31,	March 31,	Year ended December 31,
	2005	2005	2004	2003

Total income tax in Additional Paid in Capital	$49,774	—	—	—

Write off of the investment in Mexrail, Inc. Income tax effect due to the deinvestment in Mexrail, Inc. in 2004 that affected balance sheet accounts consists of the following components (in thousands of USD):

	Successor	Predecessor	Predecessor
	Nine months	Three months
	ended	ended
	December 31,	March 31,	Year ended December 31,
	2005	2005	2004	2003

Write off of the investment in Mexrail, Inc.	$—	—	(8,034)	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2005	2004

Liabilities:
Machinery & Equipment	$57,662	36,140
Concession rights	277,462	239,037

Gross deferred tax liabilities	335,124	275,177

Assets:
Loss carryovers	(435,187)	(443,785)
Inventories and provisions	(50,535)	(30,130)

Gross deferred tax assets	(485,722)	(473,915)

Net deferred tax asset	$(150,598)	(198,738)

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S.A. DE C.V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
Tax Rates-

Differences between the Company’s effective income tax rates and the Mexican income tax statutory rate of 30% are as follows:

	Successor	Predecessor	Predecessor
	Nine months	Three months
	ended	ended
	December 31,	March 31,	Year ended December 31,
	2005	2005	2004	2003

Income tax provision using the Statutory rate in effect	25,614	(237)	(1,735)	(5,866)
Tax effect of:
Inflationary and devaluation components	9,698	1,995	14,925	14,122
Profit sharing	—	—	(1,967)	3,804
Tax indexation of depreciation and amortization	(2,262)	(505)	(17,597)	(89,313)
Net exchange losses	9,782	1,183	7,337	(11,472)
Inflation and remeasurement of loss carryforwards	(12,927)	(3,653)	(25,098)	39,507
Non-deductible expenses	1,101	10	453	1,863
Change in tax rates	(125)	(79)	25,221	(3,398)
Write off of deferred profit sharing	10,105	—	—	—
VAT Settlement	(42,311)	—	—	—
Tax on Assets	296	—	—	—
Other — Net	472	177	3,171	(736)

Income tax provision (benefit)	$(557)	(1,109)	4,710	(51,489)

Effective tax rate	(1)%	141%	(90)%	298%

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
Employees’ Statutory Profit Sharing-

Employees’ Statutory Profit Sharing provision (benefit) consists of the following components:

	Successor	Predecessor	Predecessor
	Nine months
	ended	Three months
	December 31,	ended March 31,	Year ended December 31,
	2005	2005	2004	2003

Deferred Profit Sharing	$41,081	547	(6,556)	(11,528)

Deferred Profit Sharing in Additional Paid in Capital-

Deferred profit sharing decrement (increment) to additional paid in capital consists of the following components:

	Successor	Predecessor	Predecessor
	Nine months
	ended	Three months
	December 31,	ended March 31,	Year ended December 31,
	2005	2005	2004	2003

Total profit sharing in additional paid in capital	$43,596	—	—	—

The profit sharing effects of temporary differences that give rise to significant portions of the deferred profit sharing assets and deferred profit sharing liabilities are as follows:

	2005	2004
Liabilities:
Machinery & Equipment	$23,344	20,293
Concession rights	16,661	76,380

Gross deferred profit sharing liabilities	40,005	96,673

Assets:
Loss carryovers	—	(151,991)
Inventories and provisions	(11,124)	(1,025)

Gross deferred tax assets	(11,124)	(153,016)

Net deferred profit sharing liability (asset)	$28,881	(56,343)

The Company recognizes deferred profit sharing taxes for the 10% profit sharing effect of temporary differences. The Mexican Tax authorities challenged the Company’s calculation of deferred profit sharing in the late 1990’s, but the Company prevailed with a Supreme Court ruling in 1999, followed by a Tax Authority release acknowledging the Company’s ability to continue to calculate profit sharing the way it had been, as well as the Company’s ability to utilize NOL carry forwards in the calculation of Profit Sharing. Due to a technical amendment to the Income Tax Law in 2002, the Mexican Tax Authorities have been able to reassert their earlier objections. As a result of a Supreme Court Ruling in 2005, in which it was determined that the NOL carry forward may not be deducted in the calculation of profit sharing.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
Asset tax —
The Asset Tax Law establishes a tax of 1.8% on the average of assets, less certain liabilities, which is payable when it exceeds the income tax due. In 2005 there was a net asset tax of $296. There were no asset tax due in 2004 or 2003.
NOL carryforwards —
At December 31, 2005 the Company and its subsidiaries had combined tax loss carryforwards, which under the Mexican Income Tax Law are inflation-indexed through the date of utilization as shown in the following table:

	Inflation-indexed
Year in which	amounts as of	Year of
loss arose	December 31, 2005	expiration
1997	$72,301	2046
1998	388,312	2046
1999	10,354	2046
2000	182,617	2046
2001	78,654	2046
2002	456,284	2012
2003	330,260	2046
2005	30,049	2046

	$1,548,831

Although the Company has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of the concession rights. The Company has recognized a deferred income tax asset for the resulting net operating loss carry forward and may continue to recognize additional amounts in the next few years. Management anticipates that such net operating loss carry forwards will be realized given the long carry forward period (through the year 2046) for amortization of the concession, as well as the fact that the Company except to generate taxable income in the future. The Company’s tax projections take into consideration certain assumptions, some of which are under its control and others which are not. Key assumptions include inflation rates, currency fluctuations and future revenue growth.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(19) Commitments and contingencies-
Commitments:
Concession duty —
Under the Concession, the Government has the right to receive a payment from KCSM equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three months ended March 31, 2005 and for the nine months ended December 31, 2005, and for the years ended, 2004 and 2003 the concession duty expense amounted to $872, $2,985, $3,359 and $3,599, respectively, which was recorded within operating expenses.
Capital lease obligations —
At December 31, 2005 and 2004, the outstanding indebtedness corresponds to two land capital leases for a period of ten years, in which KCSM has the option to purchase at the end of the agreement term.
Locomotives operating leases —
In May 1998, the Company entered into an operating lease agreement for 75 locomotives, which expire over the next 13 years. At the end of the contract’s term the locomotives will be returned to the lessor. Rents under this agreement amounted $3.2 million and $11.2 million for the three months ended March 31, 2005 and for the nine months ended December 31, 2005, respectively, and $14.4 million in 2004 and 2003
Future minimum payments, by year and in the aggregate, under the aforementioned leases as of December 31, 2005, are as follows:

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)

Year ending December 31,
2006	$14,419
2007	14,419
2008	14,419
2009	14,419
2010 and thereafter	134,464

$192,140

On November 2, 2005 KCSM ended the El-Mo-Mex, Inc. operating lease agreement by a termination of trust agreement in which KCSR and Nafta Rail, S.A de C.V acquired 75 locomotives. Therefore at December 31, 2005 the Company had only 75 locomotives under lease agreement.
This resulted in an additional capital contribution from KCSM’s parent as the holder of the lease of $12.4 million as follows:

Decrease in Property and equipment	$(1.6)
Increase in deferred income tax and deferred profit sharing liabilities- net	(6.7)
Decrease in non current liabilities	20.7
Increase in additional paid in capital	(12.4)

Net adjustment	$—

Railcars operating leases
The Company’s leases certain railcars pursuant to operating lease agreements. The term of the contracts vary between 3 and 15 years. Future minimum rental payments as of December 31, 2005, under these agreements are as follows:

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)

Year ending December 31,
2006	$38,578
2007	34,465
2008	27,741
2009	22,932
2010 and thereafter	54,792

$178,508

Locomotives maintenance agreements
The Company has entered into two locomotive maintenance agreements, which expire in 2009 and 2018 with third-party contractors. Under current arrangements, the contractors provide both routine maintenance and major overhauls at an established rate in a range from four to five hundred dollars per locomotive per day.
Track maintenance and rehabilitation agreement
In May 2000, the Company entered into a track maintenance and rehabilitation agreement, which expires in 2012. Under this contract, the contractor provides both routine maintenance and major rehabilitation to the Celaya — Lázaro Cárdenas stretch, which is comprised of approximately 350 miles. Maintenance and rehabilitation expenses amounted to $0.8 for the three months ended March 31, 2005, $2.6 for the nine months ended December 31, 2005, $3.4 million in 2004 and $3.4 million in 2003. Under this agreement, the Company estimates receiving future services totaling $23 million in the following 6 years.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
Contingencies:
(a) Value added tax (“VAT”) lawsuit-
The VAT lawsuit (“VAT Claim”) arose out of the Mexican Federal Treasury’s delivery of a VAT credit certificate to a Mexican governmental agency rather than to KCSM in 1997. The face value of the VAT credit at issue is 2,111,111,790 Mexican pesos or approximately $196.0 million in US dollars, based on current exchange rates. The amount of the VAT refund will, in accordance with Mexican law, reflect the face value of the VAT credit adjusted for inflation and interest from 1997.
Under the terms of the January 31, 1997 share purchase agreement through which Grupo TFM agreed to purchase the shares of KCSM, as amended by the parties on June 9, 1997 (the “KCSM Share Purchase Agreement”), the Mexican government has the right to compel the purchase of its 20% interest in KCSM (referred to as the “Put”) by Grupo TFM following its compliance with the terms and conditions of the KCSM Share Purchase Agreement. Upon exercise of the put in accordance with the terms of the KCSM Share Purchase Agreement, Grupo TFM would be obligated to purchase the KCSM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation.
On September 12, 2005, we, Grupo TFM, and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving and terminating the controversies and disputes between the companies and the Mexican government concerning the payment of the value added tax, or VAT, refund to us derived from the privatization, and the purchase of the remaining shares of us owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo TFM and us, and the Mexican government’s remaining 20% ownership interest in us has been eliminated; the potential obligation of KCS, Grupo TFM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in us, has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to us has been satisfied.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
There were no cash payments made by any party under the settlement agreement. In addition, the parties have entered into mutual releases of all existing and potential claims relating to the VAT refund and the put litigation, and have dismissed all of the existing litigation between the parties.
(b)   Ferrocarril Mexicano, S. A. de C. V. (“Ferromex”) disputes-

Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) both initiated administrative proceedings seeking a determination by the Secretaria de Comunicaciones y Transportes (“Secretaria of Communications and Transports” or “SCT”) of the rates that we should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican Supreme Court on February 24, 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s opinion. KCSM has not yet received the written opinion of the Mexican Supreme Court relating to the decision announced on February 24, 2006, nor has the Mexican Supreme Court decided the interline and terminal services appeal. We believe that even if the rates set in 2002 become effective, there will be no material adverse effect on our results of operation.

Disputes Relating to the Exercise of Trackage Rights. KCSM and Ferromex are also parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights, none of which we believe to be material individually or in the aggregate.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)

Disputes Relating to the Scope of the Mandatory Trackage Rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey and KCSM’s trackage rights in Altamira. KCSM and Ferromex both appealed the SCT’s rulings. At the administrative federal court level, KCSM obtained favorable rulings in both cases. Ferromex appealed these rulings. In connection with the Altamira proceedings, on August 10, 2005, an appellate court granted Ferromex’s appeal and ordered the Administrative Federal Court determined to vacate its prior resolution and issue a new resolution declaring as null and void the SCT’s determination that KCSM’s trackage rights should include access to the Port of Altamira. In connection with the Monterrey proceedings, the case was remanded to the Administrative Federal Court with instructions to consider additional arguments before issuing its ruling. KCSM is still awaiting that ruling, but do not expect that ruling would have a material adverse effect upon our results of operations.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(c) 1997 tax audit summary-
KCSM was served on January 20, 2004 with an official letter notifying KCSM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of KCSM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified KCSM of its preliminary conclusion that the documentation provided by KCSM in support of the VAT refund claim and depreciation of the KCSM concession title, and the assets reported on KCSM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the Special Certificate pending resolution of the audit. KCSM has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities. On March 16, 2005, KCSM was notified by the Mexican Fiscal Administration Service (“Servicio de Administracion Tributaria” or the “SAT”) that it had finished its audit of KCSM’s 1997 tax returns. In the notice, the SAT affirmed its preliminary findings described above and continued the attachment of the Special Certificate. The SAT failed to assess taxes or penalties within the time allowed by law, rendering the tax audit null, void and without any legal effect.
The SAT failed to assess taxes or penalties within the time allowed by law, rendering the tax audit null, void and without any legal effect.

GRUPO TRANSPORTACION FERROVIARIA
MEXICANA, S. A. DE C. V. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands of Mexican pesos (Ps), except number of shares)
(d)  SCT Sanction Proceeding
On April 6, 2006 and April 7, 2006, the SCT initiated sanction proceedings against us, arguing that KCSM failed in the years 2004 and 2005 to make the capital investments projected under the five year plan filed with the SCT. KCSM must answer the SCT’s letter of April 6th before May 2, 2006, and the letter of April 7th by May 4, 2006. In each case KCSM anticipates providing the SCT with arguments explaining the Company’s capital investment program and arguing that it is not appropriate for the SCT to sanction the Company. KCSM believes that even if the threatened SCT sanctions become effective, there will be no material adverse effect on KCSM.
(e)  Other-
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no disagreements with accountants on accounting and financials disclosure matters.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company’s Chairman of the Board of Directors and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the Chairman of the Board of Directors and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chairman of the Board of Directors and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     The Company’s internal controls over financial reporting continues to experience changes, following the acquisition and change of control on April 1, 2005, during the last fiscal quarter of the fiscal year for which this annual report on Form 10K is filed. These changes in internal control have been deemed not to have materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     We are continuing to evaluate possible changes that we may have to undertake in the Company’s internal controls and accounting policies and procedures as a result of the acquisition by KCS on April 1, 2005. Grupo TFM will complete its Sarbanes-Oxley Act Section 404 compliance program no later than December 31, 2006.
Item 9B. Other Information
     Not applicable
PART III
Items 10, 11, 12 and 13. Directors and Executive Officers of the Company, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions
     Omitted pursuant to General Instruction I(2) to Form 10-K.
Item 14. Principal Accountant Fees and Services
     The following table presents the aggregate fees for professional audit services and other services rendered by PricewaterhouseCoopers, S.C., our previous independent accountants to KCSM and Grupo TFM for the year ended December 31, 2004 and by KPMG Cárdenas Dosal S.C. our independent accountants to KCSM and Grupo TFM for the year ended December 31, 2005.

ended December 31, 2004 and by KPMG Cárdenas Dosal, S.C. our independent accountants to KCSM and Grupo TFM for the year ended December 31, 2005.
(Figures in thousands of U.S. Dollars)

	Year Ended December 31,
	2004	2005
Audit fees(1)	$109.6	$474.7
Audit-related fees(2)	109.1	51.0
Tax fees(3)	—	—
All other fees(4)	115.5	38.2

Total	$334.2	$563.9

(1)	Audit fees include fees for services performed by the independent accountants for the audit or review of financial statements. Audit fees also include fees for services provided by the independent accountants in connection with statutory and regulatory filings or engagements, comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees include fees for employee benefit plan audits, accounting consultations and audits in connection with internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax fees include fees for tax compliance, tax planning and tax advice. Tax compliance generally involves preparation of original and amended tax returns, claims for refund and tax payment-planning services. Tax planning and tax advice encompass assistance with tax audits and appeals, employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	All other fees include fees for services other than those described in the above categories.
     Each of KCSM’s and Grupo TFM’s board of directors pre-approves annually specific audit and non-audit services that may be performed by PWC, as well as the budgeted fee levels for each of these services. PWC provided for the years ended December 31, 2001, 2002, 2003 and 2004 a report to each of KCSM’s and Grupo TFM’s board of directors in order for each of KCSM’s and Grupo TFM’s board of directors to review the services that PWC provided , as well as the status and cost of those services. KPMG Cárdenas Dosal, S.C. our independent accountant is providing this service for the year ended December 31, 2005.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     The following documents are filed as part of this report:
(a)(1) Financial Statements:
     The consolidated financial statements required under this item are included under Item 8.
(a)(2) Financial Statement Schedules
(b) Exhibits

Exhibit No.	Exhibit
3.1	Current Corporate By-laws (Estatutos Sociales) of Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., as amended and restated on December 2, 2005, together with an English translation (incorporated by reference to Exhibit 3.1 to KCSM’s

Exhibit No.	Exhibit
Registration Statement on Form S-4, File No. 333-129566) Instruments Defining the Right of Security Holders, Including Indentures
4.1	Indenture, dated as of June 16, 1997, among TFM, Grupo TFM, The Bank of New York, as Trustee, and Bankers Trust Luxembourg, S.A., as a Paying Agent, covering up to $150,000,000 of TFM’s 10.25% Senior Notes due 2007 (incorporated herein by reference to Exhibit 4.1 of KCSM’s Registration Statement on Form F-4, File No. 333-8322)
4.2	First Supplemental Indenture, dated as of May 21, 2002, among TFM, Grupo TFM, S.A. de C.V., as guarantor, The Bank of New York, as trustee, and Deutsche Bank Luxembourg S.A., as the paying agent, to the Indenture, dated June 16, 1997 (incorporated herein by reference to Exhibit 2.2 of KCSM’s annual report on Form 20-F for fiscal year 2002, File No. 333-102222)
4.3	Indenture, dated as of June 13, 2002, between TFM and The Bank of New York, as Trustee, covering up to $180,000,000 of TFM’s 12.50% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.3 of KCSM’s Registration Statement on Form F-4, File No. 333-8322)
4.4	Indenture, dated as of April 19, 2005, between TFM and The Bank of Nova Scotia Trust Company of New York, covering up to $460,000,000 of TFM’s 9 3/8% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.2 of KCSM’s Current Report on Form 8-K filed on April 25, 2005, File No. 333-8322)
4.8	Registration Rights Agreement, dated as of April 19, 2005, between TFM and the Placement Agents (incorporated herein by reference to KCSM’s Current Report on Form 8-K filed on April 25, 2005, File No. 333-08322)
10.1	Concession title granted by the Secretaria de Comunicaciones y Transportes (“Ministry of Transportation” or “SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V., (“FNE”), dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.1 of KCSM’s Registration Statement on Form F-4, File No. 333-8322)
10.2	Amendment, dated February 12, 2001, of Concession title granted by SCT in favor of TFM, formerly known as FNE, December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 4.2 from TFM and Grupo TFM’s Annual Report on Form 20-F for fiscal year 2000)
10.3	Sale Purchase Agreement respecting Capital Stock of FNE, among the United Mexican States (through SCT), FNE and Ferrocarriles Nacionales de Mexico, S.A. de C.V. (“FNM”), dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.2 of KCSM’s Registration Statement on Form F-4, File No. 333-8322)
10.4	Sale Purchase Agreement respecting Property and Equipment, among the United Mexican States (through SCT), FNE and FNM, dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.3 of KCSM’s Registration Statement on Form F-4, File No. 333-8322)
10.5	Stock Purchase Agreement, dated as of August 16, 2004, by and among TFM, KCS and Grupo TMM, S.A. de C.V. (incorporated herein by reference to Exhibit 4.7 of our annual report on Form 20-F for fiscal year 2004, File No. 333-8322)
10.6	Omnibus Agreement, dated June 9, 1997, among Grupo TFM, Caymex Transportation, Inc., TMM Multimodal, S.A. de C.V. and FNM, together with an English translation (incorporated herein by reference to Exhibit 10.5 of KCSM’s Registration Statement on Form F-4, File No. 333-10222)
10.7	English translation of the Purchase-Sale Agreement, dated July 29, 2002, by and between TFM, FNM and Nacional Financiera, S.N.C., Institucion de Banca de Desarrollo (incorporated herein by reference to Exhibit 10.16 of KCSM’s Registration Statement on Form F-4, File No. 333-102222)
10.8	Credit Agreement dated as of October 24, 2005, among TFM, as Borrower, Arrendora TFM, S.A. de C.V., as Guarantor, Bank of America, N.A. as Administrative Agent, BBVA Bancomer, S.A. Institucion de Banco Multiple, Grupo Financiero BBVA Bankcomer, as Collateral Agent, and BBVA Securities, Inc. and Banc of America Securities, LLC as Arrangers (incorporated herein by reference to exhibit 10.9 of KCSM’s Registration Statement on Form S-4, File No. 333-129566)
10.9	Compliance and Settlement Agreement dated as of September 12, 2005 among TFM, Grupo TFM, Kansas City Southern, and the Federal Government of the United Mexican States (incorporated herein by reference to Exhibit 10.1 of KCSM’s Current Report on Form 8-K, File No. 333-83220)
10.10	Amendment No. 1 and Waiver No. 1 to the Credit Agreement, dated as of April 7, 2006 among KCSM, as Borrower, Arrendaderra TFM, S.A. de C.V., as Guarantor, Bank of America, as Administrative Agent, BBVA Bancomer, S.A. Institución de Banco Multiple, Grupo Financiero BBVA Bancomer, as Collateral Agent, and certain other Lenders (incorporated herein by reference to KCSM’s annual report on Form 10-K for fiscal year 2005, File No. 333-08322)
12.1	Computation of Ratio of Earnings to Fixed Charges is attached to this Form 10-K as Exhibit 12.1

Exhibit No.	Exhibit
31.1	Certification of Michael R. Haverty, Chairman of the Board of Directors of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1
31.2	Certification of Ronald G. Russ, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2
32.1	Certification of Michael R. Haverty, Chairman of the Board of Directors of the Company, and Ronald G. Russ, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 12, 2006.

Kansas City Southern de México, S.A. de C.V.

By	/s/ Michael R. Haverty
Michael R. Haverty
Chairman of the Board of Directors
     Pursuant to the requirements of the Securities Act of 1933, this registration statement on Form S-4 has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Haverty	Chairman of the Board of Directors
Michael R. Haverty	(Principal Executive Officer)	April 12, 2006

/s/ Ronald G. Russ	Chief Financial Officer (Principal Financial
Ronald G. Russ	Officer and Principal Accounting Officer)	April 12, 2006

/s/ Michael R. Haverty
Michael R. Haverty	Chairman of the Board of Directors	April 12, 2006

/s/ Arthur L. Shoener
Arthur L. Shoener	Director	April 12, 2006

/s/ James R. Jones
James R. Jones	Director	April 12, 2006

/s/ Robert B. Terry
Robert B. Terry	Director	April 12, 2006

/s/ Larry M. Lawrence
Larry M. Lawrence	Director	April 12, 2006