Form 10-Q
period 2006-09-30
GRUPO KCSM SA de CV
filed 2006-11-09
CIK 1055291

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-08322-01

Grupo KCSM, S.A. de C.V.
(Exact name of Company as specified in its charter)

KCSM Group
(Translation of Registrant’s name into English)

México	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Montes Urales 625
Lomas de Chapultepec
11000 México, D.F.
México
(Address of Principal Executive Offices)

(5255) 9178-5836
(Company’s telephone number, including area code)

Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.
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

Grupo KCSM, S.A. de C.V. (formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.) meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

FORM 10-Q
September 30, 2006

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Introductory Comments	3
	Consolidated Balance Sheets — September 30, 2006 and December 31, 2005	4
	Consolidated Statements of Income — Three and Nine Months Ended September 30, 2006 and the Three and Six Months Ended September 30, 2005 and Three months ended March 31, 2005	5
	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2006 and the Six Months Ended September 30, 2005 and the three months ended March 31, 2005	6
	Consolidated Statement of Changes in Stockholders’ Equity — Nine Months Ended September 30, 2006	7
	Notes to the Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
SIGNATURES		28
President and Executive Representative Certification Pursuant to Section 302
CFO Certification Pursuant to Section 302
President and Executive Representative Certification Pursuant to Section 906
CFO Certification Pursuant to Section 906

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

FORM 10-Q
SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Introductory comments.

The consolidated financial statements included herein have been prepared by Grupo KCSM, S.A. de C.V.  (the “Company”, “Grupo KCSM”, “we” or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year 2006.

Due to the acquisition of a controlling interest in Grupo KCSM by Kansas City Southern (“KCS”) on April 1, 2005, as mentioned in Note 1 to the consolidated financial statements and the effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the consolidated financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three and nine months ended September 30, 2006, and for the three and six months ended September 30, 2005 the consolidated financial statements include the effects of the push down of the purchase accounting allocation to the Company by KCS, as more fully described in Note 3 to the consolidated financial statements. Accordingly, results for the interim periods are not indicative of the results expected for the full year.

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

CONSOLIDATED BALANCE SHEETS

	Successor
	September 30,	December 31,
	2006	2005
	(Unaudited)
	(Amounts in millions of US dollars, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$41.6	7.2
Accounts receivable, net	117.9	93.0
Related company receivable	33.4	35.8
Other accounts receivable, net	27.8	44.6
Inventories	23.2	18.8
Other current assets	21.1	17.6

Total current assets	265.0	217.0

Concession rights, net	1,318.3	1,360.4
Property and equipment, net	621.8	593.4
Investments held in associated companies	41.8	38.0
Deferred charges	15.7	16.9
Other assets	29.1	37.3
Deferred income tax	138.6	150.6

Total assets	$2,430.3	2,413.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and capital lease due within one year	$176.2	4.5
Interest payable	31.8	9.9
Accounts payable	108.3	145.2
Related company payable	28.4	13.3
Other current liabilities	21.6	22.4

Total current liabilities	366.3	195.3

Non current liabilities:
Long-term debt	722.2	903.7
Deferred statutory profit sharing	39.3	28.9
Other long-term liabilities and deferred credits	68.3	87.2

Total long-term liabilities	829.8	1,019.8

Total liabilities	1,196.1	1,215.1

Stockholders’ equity:
Common stock, 57,350,802 shares authorized, issued without par value	807.0	807.0
Treasury shares	(256.1)	(256.1)
Additional paid in capital	320.7	323.9
Retained earnings	362.6	323.7

Total stockholders’ equity	1,234.2	1,198.5

Contingencies
Total liabilities and stockholders’ equity	$2,430.3	2,413.6

See accompanying notes to the consolidated financial statements.

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

CONSOLIDATED STATEMENTS OF INCOME

	Successor				Predecessor
	Three Months	Three Months	Nine Months	Six Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	March 31,
	2006	2005	2006	2005	2005
	(Unaudited)
	(Amounts in millions of US dollars)
Transportation revenues	$190.9	182.8	561.6	366.9	170.1

Operating expenses:
Compensation and benefits	31.5	30.5	89.7	61.7	28.8
Purchased services	33.1	37.8	96.6	71.5	36.8
Fuel, material and supplies	29.8	29.0	87.4	60.0	24.9
Other costs	32.9	40.5	97.9	128.9	31.5
Depreciation and amortization	21.6	25.9	66.2	51.8	22.1

Total operating expenses	148.9	163.7	437.8	373.9	144.1

Operating income (loss)	42.0	19.1	123.8	(7.0)	26.0
Interest expense	(23.4)	(23.8)	(69.6)	(52.1)	(27.4)
Interest income	0.9	0.3	2.0	0.6	0.4
Exchange (loss) gain, net	4.5	(1.5)	(6.7)	2.8	0.2

Net financing cost	(18.0)	(25.0)	(74.3)	(48.7)	(26.8)
VAT/Put Settlement gain, net	—	141.0	—	141.0	—
Net earnings of unconsolidated affiliates	0.8	0.8	3.8	1.9	—

Income (loss) before income taxes and minority interest	24.8	135.9	53.3	87.2	(0.8)
Income tax expense (benefit)	7.7	(1.8)	14.4	(2.6)	(1.1)

Income (loss) before minority interest	17.1	137.7	38.9	89.8	0.3
Minority interest	—	—	—	17.8	(0.2)

Net income for the period	$17.1	137.7	38.9	107.6	0.1

See accompanying notes to the consolidated financial statements.

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Nine Months	Six Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	March 31,
	2006	2005	2005
	(Unaudited)
	(Amounts in millions of US dollars)

Operating activities:
Net income	$38.9	107.6	0.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.2	51.8	22.1
VAT/Put Settlement gain, net	—	(141.0)	—
Deferred income tax	14.4	(2.6)	(1.1)
Deferred statutory profit sharing	5.0	41.0	0.5
Minority interest	—	(17.8)	0.2
Equity earnings in associates	(3.8)	(1.9)	—
Loss on sale and write-off of cost of properties, net	—	3.4	0.7
Changes in working capital items:
Accounts receivable, net	(24.9)	14.0	(10.5)
Amounts receivable/payable to/from related parties	17.5	(13.1)	0.1
Other accounts receivable, net	16.8	24.4	3.0
Inventories	(4.4)	1.3	(3.6)
Other current assets	(4.0)	(1.0)	(3.0)
Accounts payable and accrued expenses	(15.8)	6.5	28.1
Other, net	(8.1)	(23.1)	(0.7)

Net cash provided by operating activities	97.8	49.5	35.9

Investing activities:
Acquisitions of property and equipment	(57.4)	(31.1)	(9.2)
Proceeds from sale of equipment	0.4	0.2	0.2

Net cash used in investing activities	(57.0)	(30.9)	(9.0)

Financing activities:
Proceeds from senior notes	—	460.0	—
Payment of senior discount debentures	—	(443.5)	—
Payment of term loan	—	(30.9)	(35.5)
Proceeds of bridge loan	—	30.9
Other, net	(6.4)	(0.3)	(0.1)

Net cash provided by (used in) financing activities	(6.4)	16.2	(35.6)

Increase (Decrease) in cash and cash equivalents	34.4	34.8	(8.7)
Cash and cash equivalents:
At beginning of the period	7.2	5.5	14.2

At end of the period	$41.6	40.3	5.5

See accompanying notes to the consolidated financial statements.

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common	Treasury	Paid in	Retained	Stockholders
	Stock	Shares	Capital	Earnings	Equity
	(Unaudited)
	(Amounts in millions of US dollars)

Successor:
Balances at December 31, 2005	$807.0	(256.1)	323.9	323.7	1,198.5
Push down of additional basis from acquisition by shareholders	—	—	(3.2)	—	(3.2)
Net income for the period	—	—	—	38.9	38.9

Balances at September 30, 2006	$807.0	(256.1)	320.7	362.6	1,234.2

See accompanying notes to the consolidated financial statements.

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of US dollars, except number of shares)
(Unaudited)

1.	Interim Consolidated Financial Statements and Basis of Presentation.

In the opinion of the management of Grupo KCSM, S.A. de C.V. (“Grupo KCSM”, “we”, “our”, or the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Grupo KCSM and its subsidiaries as of September 30, 2006 and December 31, 2005, the results of its operations for the three and nine months ended September 30, 2006, and for the three and six months ended September 30, 2005 and for the three months ended March 31, 2005, its cash flows for the nine months ended September 30, 2006, and for the six months ended September 30, 2005 and for the three months ended March 31, 2005, and its changes in stockholders’ equity for the nine months ended September 30, 2006. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The results of operations for the three and nine months ended September 30, 2006 are not indicative of the results to be expected for the full year 2006. For information regarding the Company’s significant accounting policies and estimates, see Note 4 of these notes to the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

On April 1, 2005, Kansas City Southern (“KCS”) and Grupo TMM, S.A. (“Grupo TMM”) completed a transaction under which KCS acquired control of Grupo KCSM through the purchase of shares of the common stock of Grupo KCSM belonging to Grupo TMM, representing a 48.5% effective interest (51% of the shares of Grupo KCSM entitled to full voting rights) (“the Acquisition”). As a result of the Acquisition and the subsequent purchase and elimination of the Mexican government’s ownership of Kansas City Southern de México, S.A. de C.V. (“KCSM”) (formerly known as TFM, S.A. de C.V.) resulting from the September 12, 2005 settlement of certain disputes among Grupo TMM, Grupo KCSM, KCSM and the Mexican government (the “VAT/Put Settlement”), KCS has controlled KCSM since April 1, 2005, and indirectly owned 100% of the common stock of KCSM since September 12, 2005.

Due to the acquisition of a controlling interest in Grupo KCSM by KCS on April 1, 2005, and the effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three and nine months ended September 30, 2006, and for the three and six months ended September 30, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in Note 3 to the consolidated financial statements.

2.	Description of the Company and its subsidiaries.

Grupo KCSM was incorporated on July 12, 1996. In December 1996, Grupo KCSM was awarded the right to acquire (the “Acquisition”) an 80% interest in KCSM, pursuant to a stock purchase agreement. Ninety nine percent of the capital stock of KCSM is owned by Grupo KCSM. The remaining stock of KCSM is owned by our affiliate, Arrendadora KCSM, S.A. de C.V. (“Arrendadora KCSM”).

Grupo KCSM is a non-operating holding company with no material assets or operations other than its investment in KCSM and Arrendadora KCSM.

KCSM.

KCSM was established by the Mexican government in November 1996 in connection with the privatization of the Mexican rail system, which had been operated by Ferrocarriles Nacionales de México (“FNM”). On December 2, 1996, the Mexican government granted KCSM a 50-year concession, renewable subject to certain conditions for additional periods of up to 50 years, to provide freight transportation services over rail

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lines running through the North and Central portions of Mexico and agreed to transfer to KCSM related railroad equipment and other assets as well as 25% of the share capital of Ferrocarril y Terminal del Valle de México, S.A de C.V.  (“Ferrovalle”). KCSM has an exclusive right to provide such services, subject to certain trackage rights of other freight carriers for the first 30 years of the concession. KCSM commenced operations on June 24, 1997.

Arrendadora KCSM.

Arrendadora KCSM, S.A de C.V. was incorporated on September 27, 2002 as a sociedad anónima de capital variable under the laws of Mexico and its only operation is the leasing to KCSM of locomotives and freight cars. Ninety eight percent of the capital stock of Arrendadora KCSM is owned by KCSM and 2% is owned by Grupo KCSM.

KCSM Servicios.

KCSM Servicios, S.A. de C.V. (“KCSM Servicios”) was incorporated on July 3, 2006 as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. Currently, KCSM Servicios does not have any operations. Ninety eight percent of the capital stock of KCSM Servicios is owned by KCSM and 2% is owned by Grupo KCSM.

KCSM Internacional.

KCSM Internacional, S.A. de C.V. (“KCSM Internacional”) was incorporated on July 3, 2006 as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. Currently, KCSM Internacional does not have any operations. Ninety eight percent of the capital stock of KCSM Internacional is owned by KCSM and 2% is owned by Grupo KCSM.

Mexrail, Inc. (“Mexrail”).

Grupo TMM and KCS entered into a Stock Purchase Agreement on August 16, 2004 (“Mexrail Stock Purchase Agreement”). Pursuant to the Mexrail Stock Purchase Agreement, KCS purchased from KCSM 51% of the outstanding shares of Mexrail for $32.7 million, and placed these shares into trust pending Surface Transportation Board (“STB”) approval of KCS’ common control of The Kansas City Southern Railway Company (“KCSR”), the Gateway Eastern Railway Company and Mexrail’s wholly owned rail subsidiary, The Texas Mexican Railway Company (“Tex-Mex”). KCSM did not have any right or obligation to repurchase the Mexrail shares sold to KCS, and KCSM retained ownership of 49% of Mexrail’s shares.

With the completion of the acquisition of Grupo KCSM, KCS has indirect ownership of KCSM’s remaining 49% interest in Mexrail. For the three and nine months ended September 30, 2006, KCSM recognized its 49% interest under the equity method of accounting and has included in its income statement $0.1 million of expense and $2.0 million of income, respectively. No income was recognized in the three and six months ended September 30, 2005 or the three months ended March 31, 2005.

Ferrocarril y Terminal del Valle de México (“Ferrovalle”).

Ferrovalle was incorporated as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. The corporate purpose of the company is to provide railroad services as well as ancillary services, including those related to interconnection, switching and haulage services. KCSM own a 25% interest in this Company. The other shareholders of Ferrovalle, each owning 25% are Ferromex, Ferrosur and the Mexican government. Grupo Mexico, S.A. de C.V. (“Grupo México”) attempted to consolidate the common control of Ferromex and Ferrosur, however, this merger has been declared illegal by the Mexican Antitrust Commission. For the three and nine months ended September 30, 2006, KCSM recognized its 25% interest under the equity method of accounting and has included in its income statement $0.9 million of

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and $1.9 million of income, respectively attributable to its interest in Ferrovalle. For the three and six months ended September 30, 2005, KCSM recognized its 25% interest under the equity method of accounting and has included in its income statement $0.8 and $1.9 million of income, respectively, attributable to its interest in Ferrovalle. No income was recognized in the three months ended March 31, 2005.

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

As of April 1, 2006, KCS and the Company finalized their purchase price allocation relating to the acquisition of both the 38.8% interest of Grupo TMM and the 23.9% interest of the Mexican government. Remaining severance costs related to the acquisition were $2.1 million at September 30, 2006. The Company expects to substantially complete the settlement of the remainder of these liabilities prior to December 31, 2006.

Deferred Assets and Liabilities.

In connection with the Acquisition, KCS assessed the fair value of KCSM’s long term contractual relationships, including debt, locomotive and railcar leases and maintenance contracts for locomotives based on current market rates and other management estimates. Accordingly, KCSM has recorded necessary valuation reserves for the related contracts which are reflected in the December 31, 2005 consolidated financial statements. The amortization of these deferred credits and charges did not have a material effect on the periods presented.

4.	Summary of significant accounting policies.

Following the acquisition of controlling interest by KCS on April 1, 2005, Grupo KCSM and its subsidiaries have prepared the accompanying consolidated financial statements in accordance with U.S. GAAP.

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

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversal of the temporary difference can be controlled and it is probable that the temporary difference will not reverse in the foreseeable future.

c. Employees’ statutory profit sharing.

Employees’ statutory profit sharing is determined at the statutory rate of ten percent (10%) of taxable income, adjusted as prescribed by Mexican law and included in operating expenses.

d. Minority interest.

Minority interest reflects the Mexican government’s 20% ownership of KCSM and its 4.9% indirect ownership interest in Grupo KCSM through KCSM. In connection with the VAT/Put Settlement in September of 2005, the minority interest of the Mexican government has been eliminated.

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

The Company does not engage in the trading of derivatives for speculative purposes, but only uses them for risk management purposes. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company’s various operations, and in doing so it may enter into such transactions more frequently as deemed appropriate.

Foreign exchange contracts.

The purpose of Grupo KCSM’s foreign exchange contracts is to limit the risks arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. The nature and quantity of any hedging transactions will be determined by management based upon net asset exposure and market conditions.

As of September 30, 2006, Grupo KCSM had one Mexican peso call option outstanding in the notional amount of $1.7 million based on the average exchange rate of 14.50 Mexican pesos per U.S. dollar. This option expires on May 29, 2007. The premium paid was $25 thousand and was expensed since this contract did not qualify for hedge accounting. As of September 30, 2006, Grupo KCSM did not have any outstanding forward contracts.

Foreign currency balance.

At September 30, 2006, Grupo KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps1,121 million and Ps461 million, respectively. At September 30, 2006, the exchange rate was 10.99 Mexican pesos per U.S. dollar. At December 31, 2005, Grupo KCSM had monetary assets and liabilities

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denominated in Mexican pesos of Ps1,088 million and Ps549 million, respectively. At December 31, 2005, the exchange rate was 10.64 Mexican pesos per U.S. dollar.

h. Concentration of risk.

For the nine months ended September 30, 2006, about 12% of Grupo KCSM’s transportation revenues were generated by the automotive industry, which is made up of a relatively small number of customers. KCSM performs ongoing credit valuations of its customers and maintains an allowance for uncollectible receivables. As of September 30, 2006, the Company has no customer that represent more than 10% of its revenues.

5.	Financing.

On October 23, 2006, pursuant to an offer to purchase dated such date, KCSM commenced a cash tender offer and consent solicitation for any and all outstanding $150.0 million aggregate principal amount of its 10.25% Senior Notes due 2007 (the “2007 Senior Notes”). The consent solicitation expired on November 3, 2006. KCSM received consents in connection with the tender offer and consent solicitation from holders of over 97% of the 2007 Senior Notes to amend the indenture under which the 2007 Senior Notes were issued (the “2007 Indenture”), to eliminate substantially all of the restrictive covenants included in the 2007 Indenture. Subject to the completion of the tender offer and consent solicitation, the supplemental indenture relating to the 2007 Senior Notes containing the proposed changes will become effective on November 21, 2006 (the “2007 Supplemental Indenture”). The tender offer will expire at midnight, New York City time, on November 20, 2006 unless extended, and KCSM expects to purchase tendered notes on November 21, 2006, in accordance with the terms of the tender offer. The consummation of the tender offer and consent solicitation is subject to a number of conditions, including obtaining sufficient funds to pay for the 2007 Senior Notes tendered. We intend to obtain such funds through and offering of new unsecured senior notes.

Covenants.

KCSM and its subsidiary, Arrendadora KCSM, were in compliance with the covenants of the $106.0 million credit agreement dated October 24, 2005 (the “2005 Credit Agreement”), as of September 30, 2006 and the indentures governing our senior unsecured notes.

6.	Balances with related parties.

Related party balances (amounts in millions) as of September 30, 2006, and December 31, 2005, are as follows:

	September 30,	December 31,
	2006	2005

Accounts receivable:
Tex Mex	$0.8	1.3
NAFTA Rail	14.4	13.6
KCS	18.2	20.9

Total	$33.4	35.8

Accounts payable:
KCS	26.6	12.9
Ferrocarril y Terminal del Valle de México, S.A de C.V.	1.8	0.4

Total	$28.4	13.3

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income tax, asset tax and tax loss carryforwards.

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

The Company has recognized deferred tax assets related to its tax loss carryforwards, net of effects derived from the temporary differences arising from concession value and property, machinery and equipment, after evaluating the reversal of existing taxable temporary differences. To the extent that the balance of the deferred tax assets exceeds the existing temporary differences, management has evaluated the recoverability of such amounts by estimating future taxable profits expected in the foreseeable future and the remaining tax loss carryforwards periods expire between 2007 and 2046. The future taxable profits include estimates of profitability and macroeconomic assumptions which are based on management’s best estimate as of this date.

In June 2006, the Financial Accounting Standards Board issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainties in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is evaluating the impact of FIN 48 on all of its open tax positions and expects to complete that analysis in the fourth quarter. Based on initial evaluation the Company does not anticipate a material impact to its financial statements.

8.	Contingencies.

KCSM is a party to various other legal proceedings and administrative actions arising in the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding or administrative action, in management’s opinion, such proceedings and actions should not, either individually or in the aggregate, have a material adverse affect on the Company’s financial statements. The Company has had no material changes in its outstanding litigation or other commitments and contingencies from those previously reported in Note 19 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as described in the following paragraphs:

a) Disputes with Ferromex.

Disputes Relating to Payments for the Use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferromex both initiated administrative proceedings seeking a determination by the Secretaria de Comunicaciones y Transportes (“Secretary of Communications and Transports” or “SCT”) of the rates that each company should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican Supreme Court on February 24, 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the SCT ruling and ordering the SCT to issue a new ruling consistent with the Court’s opinion. KCSM has not yet received the written notice of the Mexican Supreme Court decision regarding the interline and terminal services appeal. The Company believes that even if the rates set in 2002

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

become effective, there will be no material adverse affect on its financial statements. On October 2, 2006, KCSM was served with a claim raised by Ferromex, in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex, from January 1, 2002 to December 31, 2004.

Disputes Relating to the Exercise of Trackage Rights.  KCSM and Ferromex are also parties to various civil cases involving disputes over the application and proper interpretation of other trackage rights, none of which the Company believes to be material individually or in the aggregate.

Disputes Relating to the Scope of the Mandatory Trackage Rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey. KCSM and Ferromex both appealed the SCT’s rulings. At the administrative federal court level, KCSM obtained favorable rulings. Ferromex appealed these rulings. In connection with the Monterrey proceedings the case was remanded to the Tribunal Federal de Justicia Fiscal y Administrativa, or the Administrative Federal Court, with instructions to consider additional arguments before issuing its judgment. KCSM is still awaiting that judgment, but does not expect that the ruling will have a material adverse affect on our financial condition or results of operations.

b) SCT Sanction Proceedings.

In April 2006, the SCT initiated sanction proceedings against KCSM, claiming that KCSM had failed to make the minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT. Although KCSM believes it made capital expenditures exceeding the amounts projected in our business plan for 2004 and 2005, the SCT has objected to the nature of the investments made by KCSM. KCSM has responded to the SCT by providing evidence in support of its investments and explaining why we believe sanctions are not appropriate. The SCT has not yet responded to KCSM’s arguments. KCSM has further filed a request in October 2006 to amend its capital expenditure plan for 2006. KCSM believes that even if the threatened sanctions become effective there will be no material adverse effect on KCSM. KCSM will have the right to challenge a negative ruling by the SCT before the Administrative Federal Court and, if necessary, the right to challenge any negative ruling by the Administrative Federal Court before a Federal Magistrates Tribunal. However, if these proceedings are conclusively determined adversely to KCSM and sanctions are imposed, KCSM could be subject to fines, and could be subject to possible future revocation of the concession if the SCT imposes sanctions on three additional occasions over the remaining term of the concession.

c) Mancera’s Proceeding.

On March 6, 2006, Mancera Ernst & Young, S.C. (“Mancera”) filed a claim against KCSM requesting the payment of a success fee of approximately $11.7 million or 129.0 million Mexican pesos plus costs and expenses derived from Mancera’s representation of the Company in the Company’s value added tax claim against the Mexican government. On March 16, 2006, the Company responded to the claim and the parties are currently in the evidence stage of the trial. Management believes that it has adequately reserved for the obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material adverse effect on the Company’s financial condition or results of operations.

d) Mexican Antitrust Commission investigation

On August 3, 2006, the Mexican Antitrust Commission announced an investigation into possible antitrust practices in the provision of rail cargo services. The targets of that investigation have not been identified, and while KCSM may be required to provide information in connection with the investigation, it does not believe that its operations are the subject of the inquiry. However, there can be not assurance that KCSM is not or will not become the subject of this inquiry.

GRUPO KCSM, S.A. DE C.V. AND SUBSIDIARIES
(formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e) Labor obligation.

There is a contingent liability arising from the labor obligations mentioned in Note 2(m) to the consolidated financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2005.

f) Income Taxes.

The five-year period prior to the Company’s most recent income tax return filed is open to governmental tax examination.

In accordance with the Mexican Income Tax Law, companies that carry out transactions with related parties are subject to certain requirements as to the determination of prices, since such prices must be similar to those that would be used in arm’s-length transactions. If the tax authorities examine the Company’s related party transactions and reject the related-party prices, they could assess additional taxes plus the related inflation adjustment and interest, in addition to penalties of up to 100% of the omitted taxes.

9.	New Accounting Pronouncements

FASB 158.  In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet. This portion of the new guidance is effective for the Company on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year end effective December 31, 2008. The Standard provides two approaches to transition to a fiscal year end measurement date, both of which are to be applied prospectively. The Company is evaluating the impact of adopting SFAS 158, and based on initial evaluation does not anticipate a material impact to its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion set forth below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statement are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Grupo KCSM, S.A. de C.V. (the “Company”, “Grupo KCSM”, “our”, or “we”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A — “Risk Factors” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cautionary Information” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the U.S. Securities and Exchange Commission (File No.  333-08322-01) and which “Risk Factors” and “Cautionary Information” sections are incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

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

Corporate Overview.

Through KCSM, we operate the primary commercial corridor of the Mexican railroad system, which allows us to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. KCSM, provides freight transportation services under a 50-year concession, during the first 30 years of which we are the exclusive provider, subject to certain trackage rights of other freight carriers. The concession is renewable for additional periods for up to 50 years subject to certain conditions.

The Company seeks to establish KCSM as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets. As the operator of the most direct rail corridor from Mexico City to the U.S. border, KCSM’s route structure enables it to benefit from continuing growth in trade under the North American Free Trade Agreement. KCSM is the only Mexican railroad that serves the Mexico-U.S. border crossing at Nuevo Laredo-Laredo, which is the largest freight exchange point between Mexico and the U.S. Through KCS’ U.S. rail freight operations, as well as through interchanges with other major U.S. railroads, KCSM provides customers with access to an extensive network through which they may distribute products throughout North America and overseas.

EXECUTIVE SUMMARY.

Overview.

Revenues are derived from the movement of a diversified mix of commodities and products predominantly attributable to cross-border traffic with the U.S. KCSM transports goods in the product categories of agro-industrial products, cement, metals and minerals, chemical and petrochemical products, automotive products, manufactured products, industrial products and intermodal freight. KCSM’s customers include leading international and Mexican corporations.

The railroad business is subject to a number of macroeconomic factors that affect operating results, including those described in Item 1A in the Company’s Annual Report on Form 10-K. Certain of the factors are outside of our control, such as (i) the impact of inflation, political developments, exchange rates and other factors tied to Mexico, (ii) seasonality in our business and that of our customers, (iii) dependence on global fuel prices for operations, and (iv) KCSM’s continuing obligations to the Mexican government arising out of the privatization of its rail lines in 1997 and its concession, including obligations in respect of required capital expenditures.

Critical Accounting Policies.

The Company had no significant changes in its key accounting policies from that previously reported in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2006 Outlook.

We believe that the continued strength of the North American economy will drive improvements and gains in our results of operation. Management expects overall KCSM revenues to continue to show year over year increases for the foreseeable future.

As a result of placing KCSM, KCSR and Tex-Mex under the common control of KCS, management believes KCSM will be a stronger, more competitive railway network with improved operating efficiencies resulting from common control and ownership. Furthermore, management believes that common control of these railroads will enhance competition and give shippers a stronger transportation alternative in moving goods between Mexico, the United States, and Canada. However, factors that affect the Mexican economy and business climate, such as foreign exchange rates, tax laws and inflation may have a direct impact on our consolidated results.

Assuming normalized rail operations, variable costs are expected to change proportionate to increases in revenue volumes. Material changes in the market price for fuel may impact our operating costs to the extent fuel surcharges do not fully hedge against fuel price volatility.

RECENT DEVELOPMENTS.

Acquisition of New Locomotives

On August 14, 2006, KCSM entered into an agreement with General Electric Company to acquire 30 locomotives to be delivered to KCSM in December 2006 and January 2007 at an aggregate cost of approximately $63.7 million. KCSM intends to finance the acquisition of these locomotives through an equipment lease financing consistent with past practice.

On September 28, 2006, KCSM, together with its affiliate The Kansas City Southern Railway Company (“KCSR”), entered into a letter of intent with General Electric Company to acquire an aggregate of 80 locomotives to be delivered in late 2007 through August 2008 at an aggregate cost of approximately $160.1 million. KCSM intends to acquire 50 of these locomotives. The letter of intent also provides KCSM and KCSR with an option to acquire an additional aggregate 40 locomotives. If such option is exercised, the additional 40 locomotives would be delivered in 2008. KCSM anticipates entering into a definitive agreement with General Electric Company in the fourth quarter of 2007 with respect to the 50 locomotives it intends to acquire.

Name Change of Arrendadora TFM, S.A. de C.V.

On August 30, 2006, Arrendadora TFM, S.A. de C.V. formally changed its corporate name to Arrendadora KCSM, S.A. de C.V.

Name Change of Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.

On September 29, 2006, we formally changed our corporate name to Grupo KCSM, S.A. de C.V.

Tender Offer and Consent Solicitation.

On October 23, 2006, pursuant to an offer to purchase dated such date, KCSM commenced a cash tender offer and consent solicitation for any and all outstanding $150.0 million aggregate principal amount of the 2007 Senior Notes. The consent solicitation expired on November 3, 2006. KCSM received consents in connection with the tender offer and consent solicitation from holders of over 97% of the 2007 Senior Notes to amend the 2007 Indenture, to eliminate substantially all of the restrictive covenants included in the 2007 Indenture. Subject to the completion of the tender offer and consent solicitation, the 2007 Supplemental Indenture will become effective on November 21, 2006. The tender offer will expire at midnight, New York

City time, on November 20, 2006 unless extended, and KCSM expects to purchase tendered notes on November 21, 2006, in accordance with the terms of the tender offer. The consummation of the tender offer and consent solicitation is subject to a number of conditions, including obtaining sufficient funds to pay for the 2007 Senior Notes tendered. We intend to obtain such funds through an offering of new unsecured senior notes.

Ratings.

On April 4, 2006 Standard & Poor’s Rating Services (“S&P”) placed the ratings for KCS, KCSR and KCSM on CreditWatch with negative implications. On April 10, 2006 S&P lowered its corporate credit rating on KCS, KCSR and KCSM to ‘B’ from ‘BB−’. The senior secured debt rating of KCS, KCSR and KCSM was lowered to ‘BB−’ from ‘BB+’ and the senior unsecured debt rating was lowered to ‘B−’ from ‘B+’ S&P also kept all credit ratings on CreditWatch with negative implications. On September 1, 2006 S&P affirmed KCS’, KCSR’s and KCSM’s ratings and removed them from CreditWatch. S&P’s outlook remains negative.

On April 5, 2006 Moody’s Investors Service (“Moody’s”) placed all of the ratings for KCS, KCSR and KCSM under review for a possible downgrade. On April 28, 2006 Moody’s downgrated KCS’ corporate family rating to ‘B2’ from ‘B1’ and downgrated the senior unsecured rating for KCSR and KCSM to ‘B3’ from ‘B2’. Moody’s outlook remains negative.

KCSM Servicios.

KCSM Servicios, S.A. de C.V. (“KCSM Servicios”) was incorporated on July 3, 2006 as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. Currently, KCSM Servicios does not have any operations. Ninety eight percent of the capital stock of KCSM Servicios is owned by KCSM and 2% is owned by Grupo KCSM.

KCSM Internacional.

KCSM Internacional, S.A. de C.V. (“KCSM Internacional”) was incorporated on July 3, 2006 as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. Currently, KCSM Internacional does not have any operations. Nine eight percent of the capital stock of KCSM Internacional is owned by KCSM and 2% is owned by Grupo KCSM.

Internal Corporate Restructuring

In October 2006, we began exploring the possibility of conducting an internal corporate restructuring for us and Grupo KCSM. The contemplated corporate restructuring involves the conversion (transformación) of KCSM from a sociedad anónima de capital variable to a sociedad de responsabilidad limitada (limited liability corporation or partnership) and the merger of Grupo KCSM with and into KCSM. Management is evaluating the benefits and requirements of such corporate restructuring and the likelihood or timing of any restructuring remains uncertain and at our discretion.

RESULTS OF OPERATIONS.

Due to the acquisition of a controlling interest in Grupo KCSM by KCS on April 1, 2005, and the related effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three and nine months ended September 30, 2006, and for the three and six months ended September 31, 2005 the consolidated financial statements include the effects of the push down of the purchase accounting allocations. Accordingly, results for the interim periods are not indicative of the results expected for the full year.

The following table summarizes the income statement components of the Company for the three and nine months ended September 30, 2006, and for the three and six months ended September 30, 2005 and for the three months ended March 31, 2005 (in millions of U.S. dollars):

	Successor				Predecessor
	Three Months	Three Months	Nine Months	Six Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	March 31,
	2006	2005	2006	2005	2005
Transportation revenues	$190.9	182.8	561.6	366.9	170.1

Operating expenses	127.3	137.8	371.6	322.1	122.0
Depreciation and amortization	21.6	25.9	66.2	51.8	22.1

Total operating expenses	148.9	163.7	437.8	373.9	144.1

Operating income	42.0	19.1	123.8	(7.0)	26.0
Net financing cost	(18.0)	(25.0)	(74.3)	(48.7)	(26.8)
VAT/Put Settlement gain, net	—	141.0	—	141.0	—
Equity earnings in affiliates	0.8	0.8	3.8	1.9	—

Income before income taxes and minority interest	24.8	135.9	53.3	87.2	(0.8)
Income tax expense (benefit)	7.7	(1.8)	14.4	(2.6)	(1.1)

Income before minority interest	17.1	137.7	38.9	89.8	0.3
Minority interest	—	—	—	17.8	(0.2)

Net income for the period	$17.1	137.7	38.9	107.6	0.1

Revenues.

The following tables summarize consolidated Grupo KCSM’s revenues, including carloads statistics, for the three and nine months ended September 30, 2006 and 2005. Because the revenue recognition policies were consistent, in all material respects, between the “Predecessor” and “Successor” companies, revenue and commodity statistics for the nine months ended September 30, 2005 are presented for comparison purposes (revenue in millions of U.S. dollars).

	Three Months Ended September 30,
	2006			2005
			% of			% of
Business Sector	Carloads	Revenues	Revenues	Carloads	Revenues	Revenues
	(In millions)			(In millions)

Agro-industrial products	31,741	$47.2	24.7	31,198	$43.6	23.9
Cements, metals and minerals	35,789	36.1	18.9	39,259	34.3	18.8
Chemical and petrochemical products	25,702	34.3	18.0	24,849	34.2	18.7
Automotive products	22,879	22.9	12.0	27,175	27.6	15.1
Manufactured products, industrial products	24,898	29.6	15.5	26,319	26.8	14.6
Intermodal freight	54,291	17.9	9.4	52,030	13.0	7.1
Other	—	2.9	1.5	—	3.3	1.8

Total	195,300	$190.9	100.0%	200,830	$182.8	100.0%

	Nine Months Ended September 30,
	2006			2005
			% of			% of
Business Segment	Carloads	Revenues	Revenues	Carloads	Revenues	Revenues
	(In millions)			(In millions)

Agro-industrial products	90,863	$125.1	22.3	88,851	$120.3	22.4
Cements, metals and minerals	119,993	113.7	20.3	129,837	107.1	19.9
Chemical and petrochemical products	76,597	104.3	18.6	75,240	96.2	17.9
Automotive products	71,972	70.8	12.6	85,300	86.8	16.2
Manufactured products, industrial products	75,542	85.1	15.1	80,280	74.7	13.9
Intermodal freight	155,511	47.8	8.5	160,015	42.8	8.0
Other	—	14.8	2.6	—	9.1	1.7

Total	590,478	$561.6	100.0%	619,523	$537.0	100.0%

Revenues for the three and nine months ended September 30, 2006 totaled $190.9 million and $561.6 million, respectively, compared to $182.8 million and $537.0 million, respectively, for the same periods in 2005. Our 2006 revenues increased $8.1 million and $24.6 million, respectively, or 4.5% and 4.6%, respectively, over the same periods in 2005. The increases are attributable mainly to increased industrial production, freight rate increases and fuel surcharge increases partially offset by a decrease in carloads volume. Revenue from fuel surcharges was $10.7 million and $29.8 million for the three and nine month periods ended September 30, 2006, respectively, compared to $8.1 million and $20.7 million for the three and nine month periods ended September 30, 2005, respectively.

Agro-industrial Products.  Revenues from agro-industrial products increased 8.3% and 4.0% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005. Revenues derived from corn, soybeans and other agro-industrial products such as corn syrup, increased as a result of higher import volumes related to lower domestic harvests and higher consumption during these periods. This increase was partially offset by a reduction in import shipments of wheat products during the three and nine months ended September 30, 2006.

Cements, Metals and Minerals.  Revenues generated in this product category for the three and nine months ended September 30, 2006 increased by 5.2% and 6.2%, respectively, from the same periods of 2005. Steel slab revenues increased due to higher international traffic, resulting from the higher consumption by manufacturing industries, as well as certain targeted rate increases during the second quarter 2006. Domestic production for metals, minerals and ores was affected by lower production at many of our customers’ facilities.

Chemical and Petrochemical Products.  For the three and nine months ended September 30, 2006, our revenues increased by 0.3% and 8.4%, respectively, from the same periods of 2005. Revenue increases for these periods were mainly driven by freight rate increases in the chemical and petrochemical products, the recovery of the plastics industry from natural disasters, the movement of fertilizers and an increase of imports and movement of chemical compounds and petroleum coke, and domestic fuel oil movements.

Automotive Products.  For the three and nine months ended September 30, 2006, our revenues decreased by 17.0% and 18.4%, respectively, from the same periods of 2005. This revenue decrease was mainly a consequence of a reduction in the movement of finished vehicles for exportation to the U.S. and Canadian markets. Additionally, the importation of finished vehicles, as well as the domestic distribution of these vehicles has declined.

We are still working to convert the potential for growth in the domestic automobile distribution market through automotive ramps at Aguascalientes, Monterrey, Toluca and Veracruz. We believe that we will enhance our ability to move finished automobiles cost-effectively in the international and domestic markets and to convert this traffic from truck to rail transport by providing competitive service to that provided by the trucking industry.

Manufactured Products and Industrial Products.  Our revenues generated in this product category increased for the three and nine months ended September 30, 2006 by 10.4% and 13.9%, respectively, from the same periods of 2005. Revenue increases for these periods were driven mainly by rate increases of paper and pulpwood. In addition, beer exportation traffic increased due to higher demand in the U.S. market.

Intermodal Freight.  For the three and nine months ended September 30, 2006, our revenues increase by 37.7% and 11.7%, respectively, from the same periods of 2005. Intermodal business grew with steamship peak season in Lazaro Cardenas, mostly from imports for the upcoming holiday season. Scheduled intermodal train service has had a positive impact by the consumer product industry providing reliability to our customers.

Other.  Other revenues include ancillary railroad services such as haulage, demurrage and switching. Other revenues during the three and nine months ended September 30, 2006 decreased by $0.4 million and increase by $5.7 million, respectively, from the same periods of 2005. Miscellaneous revenue increases for these periods were driven mainly by increased demurrage billing consistent with the higher demurrage guidelines implemented in April 2006.

Operating expenses.

The following table summarizes Grupo KCSM’s consolidated operating expenses (in millions in U.S. dollars) for the three and nine months ended September 30, 2006, and for the three and six months ended September 30, 2005 and for the three months ended March 31, 2005. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Successor				Predecessor

	Three Months	Three Months	Nine Months	Six Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	March 31,
	2006	2005	2006	2005	2005
Compensation and benefits	31.5	30.5	89.7	61.7	28.8
Purchased services	33.1	37.8	96.6	71.5	36.8
Fuel	28.5	27.4	82.5	55.3	23.2
Materials and supplies	1.3	1.6	4.9	4.7	1.7
Car hire, net	12.1	12.8	23.8	24.6	8.6
Rents other than car hire	15.6	13.9	46.4	29.7	13.8
Casualties and insurance	3.9	4.7	10.2	11.8	2.2
Employees’ statutory profit sharing	(0.6)	2.3	5.0	41.0	0.5
Other costs	1.9	6.8	12.5	21.8	6.4
Depreciation and amortization	21.6	25.9	66.2	51.8	22.1

Total operating expenses	$148.9	163.7	437.8	373.9	144.1

Compensation and benefits.  For the three and nine months ended September 30, 2006, salaries, wages and employee benefits increased $1.0 million (3.3%) and decreased $0.8 million (0.9%), respectively, compared to the same periods in 2005. The increase in the third quarter reflects annual salary increases and the increase in wages and fringe benefits resulting from labor negotiations in July 2006. This increase was partially offset by the reduction in number of employees and depreciation effect of the Mexican peso against the U.S. dollar of 2.3% during the quarter ended September 30, 2006 compared with the same period in 2005. The decrease in the nine months period was mainly attributable to fewer employees. This decrease was partially offset by the annual salary increases and the increase in wages and fringe benefits resulting from labor negotiations in July 2005.

Purchased services.  For the three and nine months ended September 30, 2006, purchased services decreased $4.7 million (12.4%) and $11.7 million (10.8%), respectively, compared to the same periods in 2005. The decreases include the amortization of deferred credits related to locomotive maintenance established in connection with the push down of purchase accounting by KCS of $2.2 million in the three months ended September 30, 2006. The decrease in the third quarter 2006 of our locomotives maintenance expenses by $1.1 million reflects the termination of the El-Mo-Mex, Inc. Locomotive Operating Lease Agreement in November 2005 which covered 75 locomotives. Certain trackage rights were not used during the third quarter, and as a consequence of this we have a reduction of $0.7 million.

Fuel.  Fuel expenses increased 4.0% for the three months period ended September 30, 2006 compared to the same period in 2005, attributable mainly to an increase in consumption due to increases freight car volumes. Our fuel expenses increased 5.1% in the nine months ended September 30, 2006 compared to the same period in 2005. This increase was primarily due to the increase in the average fuel price per gallon of 7.2% over 2005 offset by a 0.8% decrease in fuel consumption.

Materials and supplies.  Costs of materials and supplies for the nine months ended September 30, 2006, decreased $1.5 million compared with the same period in 2005. This decrease was primarily due to the revaluation of the inventory of parts associated with the maintenance of the catenary line in the second quarter of 2005, resulting in a charge of $1.6 million.

Car hire, net.  Car hire, net expenses include costs incurred by us to use the freight cars of other railroads to move freight, net of car hire income and receipts received from other railroads for use of our freight cars. Our car hire, net expenses are affected by the volume of our business, the number of cars we own or lease, traffic flows and the time it takes to move traffic. Car hire, net expenses for the three and nine months ended September 30, 2006, decreased $0.7 million (5.5%) and $9.4 million (28.3%), respectively, compared to the same periods in 2005. These differences primarily reflect a reduction in hours used in the third quarter of 2006, due to a decrease of 23% in cycle time as a consequence of traffic diminution in Silao.

Rents other than car hire.  For the three and nine months ended September 30, 2006, rents other than car hire increased $1.7 million (12.2%) and $2.9 million (6.7%), respectively, compared to the same periods in 2005. The increase includes the amortization of certain deferred charges and credits established in connection with the push down of purchase accounting related to the fair value of operating leases for locomotives and freight cars. Results reflects an increase of $1.0 million in the third quarter of 2006. A similar increase is expected in subsequent quarters until the expiration of all of the related leases.

Casualties and insurance.  For the three and nine months ended September 30, 2006, casualties and insurance decreased $0.8 million (17.0%) and $3.8 million (27.1%), respectively, compared to the same periods in 2005. This decrease was primarily the result of costs associated with derailments that occurred during the second and third quarter of 2005 totaling $4.7 million.

Statutory profit sharing.  The decrease in our employee statutory profit sharing expense in the three and nine months ended September 30, 2006 compared to the same periods in 2005 was a result of four Supreme Court decisions in May of last year which denied the deductibility of NOL’s in calculating a company’s profit sharing liability. As a result of these, court rulings we wrote down our deferred profit sharing asset associated with these NOL’s. Which resulted in a non-cash charge to income of $35.6 million.

Other costs.  Other costs consist primarily of employee expenses, such as the cost of meals, lodging and travel, as well as the concession duty payable to the Mexican government, loss on the sales of properties and equipment and allowances for doubtful accounts. For the three and nine months ended September 30, 2006, other costs decreased $4.9 million (72.1%) and $15.7 million (55.7%), respectively, compared to the same periods in 2005. This decrease primarily reflects a reduction in the value of certain assets of $2.3 million after the purchase accounting and the recognition of $1.6 million of transition costs.

Also, in the second quarter of 2005, in connection with continuing litigation against the Mexican government, KCSM had a $4.9 million receivable for recoverable withholding tax associated with car hire payments made prior to 2003. In light of the change of control, management determined that it was unlikely that it would be successful in collecting this amount. The decision was made to increase the allowance for doubtful other accounts receivable by $4.9 million. Additionally, in 2005 the Company had a loss on sales of properties and equipment of $4.5 million in the third quarter of 2005 and in the first quarter of 2006 also recognized a $1.9 million of payroll tax recovery.

Depreciation and amortization.  For the three and nine months ended September 30, 2006, depreciation and amortization decreased $4.3 million (16.6%) and $7.7 million (10.4%), respectively, compared to the same periods in 2005. This decrease reflected an updated depreciation study by a third party which resulted in changes to the estimated useful lives of properties, equipment and concession rights. The third party study resulted in a $4.4 million reduction in depreciation expense in the three months ended September 30, 2006 compared to the same period in 2005.

Interest expense net.  For the three and nine months ended September 30, 2006, interest expense net decreased $1.0 million (4.3%) and $10.9 million (13.9%), respectively, compared to the same periods in 2005. This decrease was mainly attributable to the refinancing of debt in 2005. In April 2005, we refinanced $443.5 million of 11.75% Senior discount debentures with the proceeds from issuance of $460.0 million of 9 3/8% Senior notes.

Exchange gain (loss), net.  For the three and nine months ended September 30, 2006, exchange gain increased $6.0 million and the exchange loss increased $9.7 million, respectively, compared to the same periods in 2005. During the third quarter of 2006 and for the nine month period ended September 30, 2006 the U.S. dollar appreciated 2.5% relative to the Mexican peso.

Income tax expense.  Income tax expense for the nine months ended September 30, 2006 was $14.4 million, compared to a net income tax benefit of $3.7 million for the same period in 2005. The increase of $18.1 million income tax expense was primarily due to the effects of inflation on depreciation and amortization, tax loss carryforwards, as well as the effect of a change in the income tax rate from 30% to 29%.

LIQUIDITY AND CAPITAL RESOURCES (amounts are in millions).

Summary cash flow data for the Company is as follows:

	Successor		Predecessor
	Nine Months	Six Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	March 31,
	2006	2005	2005

Cash flows provided by :
Operating activities	$97.8	49.5	35.9
Investing activities	(57.0)	(30.9)	(9.0)
Financing activities	(6.4)	16.2	(35.6)
Cash and cash equivalents:
Net increase (decrease)	34.4	34.8	(8.7)
Balance at beginning of period	7.2	5.5	14.2
Balance at end of period	$41.6	40.3	5.5

The Company generated positive cash flows from operating activities of $97.8 million during the nine month period ended September 30, 2006, compared to $85.4 million for the same period in 2005. The increase resulted primarily from improved operating performance.

The following table set forth our capital expenditures during the nine month period ended September 30, 2006 and the six month period ended September 30, 2005 and the three month period ended March 31, 2005. Current capital expenditures are being financed with funds from operating activities.

	Successor		Predecessor
	Nine Months	Six Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	March 31,
	2006	2005	2005

Capital Expenditures:
Locomotives and freight cars	$13.4	8.7	0.7
Track structure	38.2	20.4	7.7
Telecommunication	2.4	0.3	0.4
Other	3.4	1.7	0.4

Total	$57.4	31.1	9.2

Cash capital expenditures do not include locomotives or freight cars leased under operating leases.

Cash Flows from Investing Activities.

Net cash used in investing activities during the nine months ended September 30, 2006 was $57.0 million, which consisted mainly of cash capital expenditures. We made capital expenditures in total of $57.4 million, representing 10.2% of our transportation revenues in the nine month period ended September 30, 2006, including $38.2 million for track improvements, siding extensions, track equipment and signaling equipment as well as $13.4 million for upgrades to locomotives and freight cars.

Net cash used in investing activities during the nine months ended September 30, 2005 was $39.9 million, which consisted principally of cash capital expenditures. We made capital expenditures in total of $40.3 million, representing 7.5% of our transportation revenues in the nine months ended September 30, 2005, including $28.1 million for track improvements, siding extensions, track equipment acquisition, undercutting and signaling equipment acquisition and $9.4 million for upgrades of our locomotives and freight cars.

Cash Flows from Financing Activities.

Net cash flows used in financing activities during the nine month period ended September 30, 2006 was $6.4 million. This decrease in cash resulted primarily from the repayment of $9.2 million of the revolving credit facility borrowings under the 2005 Credit Agreement in the third quarter of 2006, offset by borrowings of $2.9 million from the revolving credit facility in the first quarter of 2006.

Net cash flows used in financing activities during the nine months ended September 30, 2005 were $19.4 million. This decrease in cash resulted from principal payments of $35.5 million under our term loan facility in the first quarter of 2005.

The Company believes that our cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments. Operating cash flows and financing alternatives can be impacted by various factors, some of which are outside of our control. Additionally, we are subject to economic factors surrounding capital markets, and our ability to obtain financing under reasonable terms is subject to market conditions. Further, our cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements, such as interest coverage and leverage ratios.

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

We continue to evaluate the potential impact of the acquisition of the Company by KCS on April 1, 2005 on the Company’s internal controls and accounting policies and procedures. Grupo KCSM intends to complete its Sarbanes-Oxley Act Section 404 compliance program no later than December 31, 2006. These changes in internal control are not expected to have a material effect on the Company’s internal control over financial reporting.

•	The KCS tax department implemented the a remediation plan, as described in Item 9A of KCS’s December 31, 2005 Form 10-K Annual Report, to address a material weakness in the Company’s internal controls over financial reporting at December 31, 2005.

•	During the quarter ended September 30, 2006, KCSM implemented a version of KCSR’s Management Control System to facilitate the control and improvement of the KCSM’s operations in Mexico. Although there are no direct implications to the controls over financial reporting, we believe this will provide enhanced controls over operations and have implemented new or revised internal controls in connection with this deployment.

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

The Company hereby updates its Risk Factors as follows:

Risks Related to Our Business

Our business strategy, operations and growth rely significantly on joint ventures and other strategic alliances.

Pursuant to the Concession, KCSM is required to grant rights to use portions of its tracks to Ferromex, Ferrosur and Ferrovalle. Applicable law stipulates that Ferromex, Ferrosur and Ferrovalle are required to grant to KCSM rights to use portions of their tracks. KCSM’s Concession classifies trackage rights as short trackage rights and long-distance trackage rights. Although all of these trackage rights have been granted under the Concession, no railroad has actually operated under the long-distance trackage rights because the means of setting rates for usage and often related terms of usage have not been agreed upon. Under the Mexican railroad services law and regulations, the rates KCSM may charge for the right to use its tracks must be agreed upon in writing between KCSM and the party to which those rights are granted. However, if KCSM cannot reach an agreement on rates with rail carriers entitled to trackage rights on KCSM’s rail lines, the Mexican Ministry of Communications and Transportation (“SCT”) is entitled to set the rates in accordance with Mexican law and regulation, which rates may not adequately compensate KCSM. KCSM and Ferromex have not been able to agree upon the rates each of them is required to pay the other for interline services and haulage and trackage rights. KCSM and Ferromex both initiated civil, commercial and administrative proceedings seeking a determination by the SCT of the rates each should pay the other in connection with the use of trackage and haulage rights and interline and terminal services. On March 13, 2002, the SCT issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings to the Mexican Supreme Court. KCSM and Ferromex also requested and obtained a suspension of the effectiveness of the SCT rulings pending resolution of the litigation. In February 2006, the Mexican Supreme Court sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacated the SCT ruling and ordered the SCT to issue a new ruling consistent with the Court’s opinion. We have not yet received the written opinion of the Mexican Supreme Court on the February 2006 ruling, nor has the Court decided the interline and terminal services appeal. On October 2, 2006, KCSM was served with a claim by Ferromex asking for an accounting of the rates, costs and money owed to Ferromex concerning interline traffic between January 1, 2002 and December 31, 2004. We cannot predict the ultimate outcome of these matters, or whether the rates KCSM is ultimately permitted to charge will be sufficient to compensate it.

Our business is capital intensive.

KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the SCT. If KCSM is unable to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan, if possible. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT. We cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk. This would adversely affect our financial condition and results of operations.

KCSM’s Mexican Concession is subject to revocation or termination in certain circumstances.

In April 2006, the SCT initiated sanction proceedings against KCSM, claiming that KCSM had failed to make the minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT. Although we believe KCSM made capital expenditures exceeding the amounts projected in its business plan for 2004 and 2005, the SCT has objected to the nature of the investments made by KCSM. KCSM has responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. The SCT has not yet responded to KCSM’s arguments. KCSM has further filed a request in October 2006 to amend its capital expenditure plan for 2006. We believe that even if the threatened sanctions become effective there will be no material adverse effect on the Company. KCSM will have the right to challenge a negative ruling by SCT before the Administrative Federal Court and, if necessary, the right to challenge any negative ruling by the Administrative Federal Court before a Federal Magistrates Tribunal. However, if these proceedings are conclusively determined adversely to KCSM and sanctions are imposed, KCSM could be subject to fines, and could be subject to possible future revocation of the Concession if the SCT imposes sanctions on three additional occasions over the remaining term of the Concession.

Recent political unrest in Mexico could have an adverse effect on our business and results of operations.

On July 2, 2006, Felipe Calderón narrowly defeated Andrés Manuel López Obrador in the Mexican presidential election. Mr. López Obrador alleged that the balloting was carried out in a fraudulent manner and challenged the election results before the Federal Electoral Tribunal (the “Tribunal”). On September 6, 2006, the Tribunal upheld the election results. On September 16, 2006, Mr. López Obrador’s party declared him the “legitimate President of Mexico.” Although Mr. López Obrador’s party subsequently recognized Mr. Calderón as President, many supporters of Mr. López Obrador have held protests and continue to publicly challenge the election results. If this political unrest continues in Mexico, our operations there could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H(2)(b).

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b).

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1	President and Executive Representative Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	President and Executive Representative Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on November 9, 2006.

Grupo KCSM, S.A. de C.V.

/s/  José Guillermo Zozaya Delano
José Guillermo Zozaya Delano
President and Executive Representative

/s/  Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Chief Financial Officer
(Principal Financial Officer)